Form 10-Q
period 2018-06-30
Olivia Ventures, Inc.
filed 2018-08-14
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55939

OLIVIA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1858829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 989-2208

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 14, 2018

OLIVIA VENTURES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

 i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Olivia Ventures, Inc.,” “we,” “us,” “our” and the “Company” refer collectively to Olivia Ventures, Inc.

 ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OLIVIA VENTURES, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS

Current assets
Cash	$7,231	$-
Stock subscription receivable	-	25

Total current assets	7,231	25

Total assets	$7,231	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$632	$52
Note payable - stockholder	49,625	34,525

Total current liabilities	50,257	34,577

Total liabilities	50,257	34,577

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(43,526)	(35,052)

Total stockholders' deficit	(43,026)	(34,552)

Total liabilities and stockholders' deficit	$7,231	$25

See accompanying notes to the condensed financial statements

1

OLIVIA VENTURES, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended
June 30,
2018

Revenue	$-

General and administrative expenses	7,894

Loss from operations	(7,894)
Other expenses
Interest expense	580

Net loss	$(8,474)

Loss per common share - basic and dilutive	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000

See accompanying notes to the condensed financial statements

OLIVIA VENTURES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended
June 30,
2018

Cash flows from operating activities:
Net loss	$(8,474)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	580
Net cash (used in) operating activities	(7,894)

Cash flows from financing activities:
Collection of stock subscription receivable	25
Proceeds from related party advances	15,100
Net cash provided by financing activities	15,125

Net increase in cash	7,231

Cash, beginning of period	—

Cash, end of period	$7,231

See accompanying notes to the condensed financial statements

OLIVIA VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Operations

Olivia Ventures, Inc. (the “Company”) was incorporated in the State of Delaware on March 20, 2018 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officer and directors of the Company.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Registration Statement on Form 10-12G filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2018. The balance sheet as of March 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

Emerging Growth Company

The Company is an “emerging growth company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Income Taxes

As of June 30, 2018, the Company had net operating loss carryforwards of approximately $44,000, to reduce future federal and state taxable income, which results in a deferred tax asset of approximately $9,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the three months ended June 30, 2018:

Three Months Ended
June 30,
2018

Income tax expense (benefit) at statutory federal rate
Federal	$-
State	-
Total current	-
Deferred:
Federal	(2,000)
State	-
Valuation allowance	2,000
Total deferred	-
Provision (benefit) for income taxes	$-

As of June 30, 2018, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset

The differences between our effective income tax rate and the U.S. federal income tax rate for the three months ended June 30, 2018 are:

Three Months Ended
June 30,
2018
Expected income tax provision at the federal statutory rate	21%
Valuation allowance	-21%
Effective tax rate	0%

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent stockholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such stockholders at any time during the testing period.

As of June 30, 2018, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 - Common Stock

As of June 30, 2018, the Company had 50,000,000 shares of common stock, par value of $.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company.

Note 5 - Preferred Stock

As of June 30, 2018, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Note 6 - Commitments and Related Party Transactions

Office Space

As of June 30, 2018, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

Note Payable - Stockholder

On March 22, 2018, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest shall accrue on the outstanding principal amount of the Note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum.

As of June 30, 2018, the total amount due was $50,257 including accrued interest of $632, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheets.

Note 7 - Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $44,000, has negative working capital of approximately $43,000 and has a stockholders’ deficit of approximately $43,000 as of June 30, 2018. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing promissory note.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our Business

Olivia Ventures, Inc. was incorporated in the State of Delaware on March 20, 2018. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2018, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

In addition, the Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.07 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and

(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of June 30, 2018, the Company had $7,231 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Liquidity and Capital Resources

As of June 30, 2018, the Company had total assets equal to $7,231 comprised exclusively of cash.  This compares with total assets of $25, comprised exclusively of a stock subscription receivable, as of March 31, 2018.  The Company’s current liabilities as of June 30, 2018 totaled $50,257, comprised of accounts payable and accrued expenses including amounts due to related parties.  This compares to the Company’s total current liabilities of $34,577, comprised of accrued expenses and amounts due to related parties, as of March 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the three months ended June 30, 2018:

Three Months Ended June 30, 2018
Net Cash (Used In) Operating Activities	$(7,894)
Net Cash Provided by Financing Activities	$15,125
Net Change in Cash	$7,231

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Issuance of Promissory Note to a Stockholder and Director

On March 22, 2018, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2018, Mr. Tompkins has advanced $49,625 to the Company to cover expenses incurred by the Company. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 20, 2018 (Inception), through June 30, 2018.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2018, the Company had a net loss of $8,474 comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses and accrued interest.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	OLIVIA VENTURES, INC.

	By:	/s/ Ian Jacobs
Ian Jacobs President, Secretary, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Promissory Note issued by the Company to Mark Tompkins, dated March 22, 2018 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

