Form 10-Q
period 2018-09-30
Olivia Ventures, Inc.
filed 2018-11-14
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55939

OLIVIA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 989-2208

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 14, 2018

OLIVIA VENTURES, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

 ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

OLIVIA VENTURES, INC.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS

Current assets
Cash	$2,446	$-
Stock subscription receivable	-	25

Total current assets	2,446	25

Total assets	$2,446	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,403	$52
Note payable - stockholder	49,625	34,525

Total current liabilities	54,028	34,577

Total liabilities	54,028	34,577

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(52,082)	(35,052)

Total stockholders' deficit	(51,582)	(34,552)

Total liabilities and stockholders' deficit	$2,446	$25

See accompanying notes to CONDENSED financial statements.

OLIVIA VENTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2018	2018

Revenue	$-	$-

General and administrative expenses	7,785	15,679

Loss from operations	(7,785)	(15,679)

Other expenses
Interest expense	771	1,351

Net loss	$(8,556)	$(17,030)

Loss per common share - basic and dilutive	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

See accompanying notes to CONDENSED financial statements.

OLIVIA VENTURES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
September 30,
2018

Cash flows from operating activities:
Net loss	$(17,030)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	4,351
Net cash (used in) operating activities	(12,679)

Cash flows from financing activities:
Collection of stock subscription receivable	25
Proceeds from note payable - stockholder	15,100
Net cash provided by financing activities	15,125

Net increase in cash	2,446

Cash, beginning of period	-

Cash, end of period	$2,446

See accompanying notes to CONDENSED financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Registration Statement on Form 10-12G filed with the SEC on May 30, 2018. The CONDENSED balance sheet as of March 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 - Income Taxes

As of September 30, 2018, the Company had net operating loss carryforwards of approximately $52,000, to reduce future federal and state taxable income, which results in a deferred tax asset of approximately $11,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the six months ended September 30, 2018:

Six Months Ended
September 30,
2018
Income tax expense (benefit) at statutory federal rate
Current:
Federal	$-
State	-
Total current	-
Deferred:
Federal	(4,000)
State	-
Valuation allowance	4,000
Total deferred	-
Provision (benefit) for income taxes	$-

As of September 30, 2018, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset

The differences between our effective income tax rate and the U.S. federal income tax rate for the six months ended September 30, 2018 are:

Six Months Ended
September 30,
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

As of September 30, 2018, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 - Common Stock

As of September 30, 2018, the Company had 50,000,000 shares of common stock, par value of $.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company.

Note 5 - Preferred Stock

As of September 30, 2018, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Note 6 - Commitments and Related Party Transactions

Office Space

As of September 30, 2018, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of September 30, 2018, the total amount due was $51,028 including accrued interest of $1,403, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheets.

During October 2018, the Company received additional advances totaling approximately $7,500 under the terms of the Note.

Note 7 - Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $52,000, has negative working capital of approximately $52,000 and has a stockholders’ deficit of approximately $52,000 as of September 30, 2018. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing promissory note.

The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2018, the Company had $2,446 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company had total assets equal to $2,446 comprised exclusively of cash. This compares with total assets of $25, comprised exclusively of a stock subscription receivable, as of March 31, 2018. The Company’s current liabilities as of September 30, 2018 totaled $54,028, comprised of accounts payable and accrued expenses, and amounts due to related parties. This compares to the Company’s total current liabilities of $34,577, comprised of accrued expenses and amounts due to related parties, as of March 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the six months ended September 30, 2018:

Six Months Ended September 30, 2018
Net Cash (Used In) Operating Activities	$(12,679)
Net Cash Provided by Financing Activities	$15,125
Net Change in Cash	$2,446

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

Issuance of Promissory Note to a Stockholder and Director

On March 22, 2018, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2018, the total amount due was $51,028 including accrued interest of $1,403. During October 2018, the Company received additional advances totaling approximately $7,500 under the terms of the note. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 20, 2018 (Inception), through September 30, 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2018, the Company had a net loss of $8,556 and $17,030 respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018	OLIVIA VENTURES, INC.

	By:	/s/ Ian Jacobs
Ian Jacobs President, Secretary, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated March 22, 2018 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.