Form 10-K
period 2020-03-31
Olivia Ventures, Inc.
filed 2020-06-08
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-55939

OLIVIA VENTURES, INC.

(Exact name of registrant as specified in charter)

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A, Boca Raton, Florida 33431

(Address of principal executive offices and Zip Code)

(561) 989-2208

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of September 30, 2019, there were no non-affiliate holders of common stock of the registrant.

As of June 8, 2020, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

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

ii

PART I

Item 1. Business

Olivia Ventures, Inc. was incorporated in the State of Delaware on March 20, 2018. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination.   The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  The Company selected the last day of March as its fiscal year end.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of March 31, 2020, the Company had $3,745 in cash and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. The Company’s plan of operation for the remainder of the fiscal year and beyond such time shall be to continue its efforts to locate suitable acquisition candidates. As of the date of this filing, the Company has not identified any specific milestones to be achieved by any specific date.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine with any degree of specificity at this time as such costs are expected to be dependent on factors such as the amount of time it takes to identify and complete a business combination transaction, the location, size and complexity of the business of the target company, whether current stockholders of the Company will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. Other than as described below, the Company has not established a timeline with respect to the identification of a business combination target.

Recent Development—Proposed Merger

On May 27, 2020, the Company filed with the SEC, and on May 28, 2020, it amended, a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a to-be-formed wholly-owned subsidiary of the Company (“Merger Sub”), and Compass Therapeutics LLC, a Delaware limited liability company (“Compass”), pursuant to which Merger Sub would merge with and into Compass, with Compass continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of Compass. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Compass and Merger Sub (the “Merger Agreement”).

Compass is a clinical-stage biotechnology company targeting the human immune synapse with a new generation of monoclonal and multispecific antibody therapeutics.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding limited liability company membership units of Compass will be converted into shares of our Common Stock, such that the holders of Compass equity before the proposed Merger will own more than 95% of the outstanding shares of our Common Stock after the Merger (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1, as amended.

The foregoing description of the proposed Merger Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to, a Current Report on Form 8-K.

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

On March 22, 2018, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2020, the total amount due under the note was $111,817, including accrued interest of $8,707.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of March 31, 2020, the Company had $3,745 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

As of the date of this Form 10-K, the Company has not entered into any definitive agreement with any party, nor, except as described above under “Item 1. Business—Recent Development—Proposed Merger,” have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Liquidity and Capital Resources

As of March 31, 2020, the Company had total assets equal to $3,745, comprised exclusively of cash. This compares with total assets of $4,866, comprised exclusively of cash, as of March 31, 2019. The Company’s current liabilities as of March 31, 2020 totaled $111,817, comprised of accrued expenses and amounts due to a related party. This compares to the Company’s total current liabilities of $75,455, comprised of accrued expenses and amounts due to a related party, as of March 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the years ended March 31, 2020 and 2019:

	Year Ended March 31, 2020	Year ended March 31, 2019
Net Cash (Used In) Operating Activities	$(32,106)	$(32,759)
Net Cash Provided by Financing Activities	$30,985	$37,625
Net (Decrease) Increase in Cash	$(1,121)	$4,866

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

Issuance of Promissory Note to a Stockholder and Director

On March 22, 2018, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2020, the total amount due was $111,817, including accrued interest of $8,707. The note is filed as Exhibit 4.1 hereto.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 20, 2018 (Inception) through March 31, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended March 31, 2020 and 2019, the Company had a net loss of $37,483, and $36,037, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports with the SEC, general and administrative expenses, and interest expense.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework version 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)
Ian Jacobs	43	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Mark Tompkins	57	Director

Ian Jacobs has served as President, Chief Executive Officer, Chief Financial Officer, Secretary and as a director of the Company since inception. Mr. Jacobs has also served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and director of Malo Holdings Corporation since December 2018. Mr. Jacobs served as the President, Secretary, Chief Executive Officer and Chief Financial Officer and as a director of Max-1 Acquisition Corporation, now known as Exicure, Inc., from February 2017 until September 2017. Jacobs served as the President, Secretary and Chief Financial Officer and as a director of Lola One Acquisition Corporation, now known as Amesite Inc., from April 2017 until April 2018. Mr. Jacobs served as the President, Secretary and Chief Financial Officer and as a director of Peninsula Acquisition Corp, now known as Transphorm, Inc., from May 2017 until February 2020. Mr. Jacobs has also been an associate of Montrose Capital Partners Limited, or Montrose Capital, since 2008. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Jacobs received a B.S. in Finance from the University of South Florida. Mr. Jacobs’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as it seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Mark Tompkins has served as a director of the Company since inception. Mr. Tompkins has also served as a director of Malo Holdings Corporation since December 2018. Mr. Tompkins served as a director of Max-1 Acquisition Corporation, now known as Exicure, Inc., from February 2017 until September 2017, as a director of Lola One Acquisition Corporation, now known as Amesite Inc., from April 2017 until April 2018, and as a director of Peninsula Acquisition Corp, now known as Transphorm, Inc., from May 2017 until February 2020. Mr. Tompkins is a founder of Montrose Capital and has served as its President since its inception in 2001. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Tompkins’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors for the years ended March 31, 2020 and 2019.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Ian Jacobs(1)	2020	None	None	None	None	None
President, Secretary, Chief Financial Officer and Director	2019	None	None	None	None	None

Mark Tompkins(2)	2020	None	None	None	None	None
Director	2019	None	None	None	None	None

(1)	Ian Jacobs was appointed to serve as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company on March 20, 2018.
(2)	Mark Tompkins was appointed to serve as a director of the Company on March 20, 2018.

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

On March 22, 2018, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2020, Mr. Tompkins has advanced $103,110 to the Company to cover expenses incurred by the Company. The note is filed as Exhibit 4.1 hereto.

The Company currently uses the office space and equipment of its management at no cost.

Item 14. Principal Accounting Fees and Services.

Raich Ende Malter & Co. LLP is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the years ended March 31, 2020 and 2019.

Audit Fees

The fees for the audit services billed and to be billed by Raich Ende Malter & Co. LLP for the years ended March 31, 2020 and 2019, amounted to $13,500 and $13,000 respectively.

Audit-Related Fees

There were no audit-related fees billed by Raich Ende Malter & Co. LLP for the years ended March 31, 2020 and 2019.

Tax Fees

The fees for the tax services billed and to be billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the years ended March 31, 2020 and 2019, amounted to $0 and $2,000, respectively.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the years ended March 31, 2020 and 2019.

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

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated March 22, 2018 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

10.1	Common Stock Purchase Agreement by and between the Company and Mark Tompkins, dated March 22, 2018 (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

10.2	Common Stock Purchase Agreement by and between the Company and Ian Jacobs, dated March 22, 2018 (incorporated by reference to Exhibit 10.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 30, 2018).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLIVIA VENTURES, INC.

Dated: June 8, 2020	By:	/s/ Ian Jacobs
Ian Jacobs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Ian Jacobs	President, Secretary, Chief Financial Officer, and	June 8, 2020
	Ian Jacobs	Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Mark Tompkins	Director	June 8, 2020
Mark Tompkins

OLIVIA VENTURES, INC.

March 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Olivia Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Olivia Ventures, Inc. (the Company) as of March 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Melville, New York
June 8, 2020

OLIVIA VENTURES, INC.

BALANCE SHEETS

	March 31, 2020	March 31, 2019

ASSETS

Current assets
Cash	$3,745	$4,866

Total current assets	3,745	4,866

Total assets	$3,745	$4,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$8,707	$3,330
Note payable - stockholder	103,110	72,125

Total current liabilities	111,817	75,455

Total liabilities	111,817	75,455

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value, 50,000,000 authorized shares; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(108,572)	(71,089)

Total stockholders’ deficit	(108,072)	(70,589)

Total liabilities and stockholders’ deficit	$3,745	$4,866

See accompanying notes to financial statements.

OLIVIA VENTURES, INC.

STATEMENTS OF OPERATIONS

	Year ended March 31, 2020	Year ended March 31, 2019
Revenue	$-	$-

General and administrative expenses	32,105	32,759

Loss from operations	(32,105)	(32,759)

Other expenses
Interest expense	5,378	3,278

Net loss	$(37,483)	(36,037)

Loss per common share - basic and dilutive	$(0.01)	(0.01)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

See accompanying notes to financial statements.

OLIVIA VENTURES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the years ended March 31, 2019 and 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance, March 31, 2018	-	$-	5,000,000	$500	$(35,052)	$(34,552)

Net loss	-	-	-	-	(36,037)	(36,037)

Balance, March 31, 2019	-	-	5,000,000	500	(71,089)	(70,589)

Net loss	-	-	-	-	(37,483)	(37,483)

Balance, March 31, 2020	-	$-	5,000,000	$500	$(108,572)	$(108,072)

See accompanying notes to financial statements

OLIVIA VENTURES, INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2020	Year ended March 31, 2019
Cash flows from operating activities:
Net loss	$(37,483)	$(36,037)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	5,377	3,278
Net cash (used in) operating activities	(32,106)	(32,759)

Cash flows from financing activities:
Collection of stock subscription receivable	-	25
Proceeds from note payable - stockholder	30,985	37,600
Net cash provided by financing activities	30,985	37,625

Net (decrease) increase in cash	(1,121)	4,866

Cash, beginning of year/period	4,866	-

Cash, end of year/period	$3,745	$4,866

See accompanying notes to financial statements

OLIVIA VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

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

Loss per Common Share

Basic loss per common share has been calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares outstanding during the year. The diluted (loss) per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding for the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Note 3 - Income Taxes

As of March 31, 2020 and 2019, the Company has net operating loss carryforwards (NOLs) of approximately $109,000 and $71,000 respectively, to reduce future federal and state taxable income through 2039 subject to the change in ownership provisions under IRC 382. These NOLs result in a deferred tax asset as of March 31, 2020 and 2019, of approximately $23,000 and $15,000, respectively, against which a full valuation allowance has been recorded because the Company’s management believes future realization of the related income tax benefit is uncertain.

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

The benefit from income taxes consists of the following:

	Year Ended March 31, 2020	Year ended March 31, 2019
Current expense:
Federal	$-	$-
Deferred tax benefit:
Federal	(7,900)	(7,600)
Valuation allowance	7.900	7,600
Total	$-	$-

The difference between the tax provision at the statutory federal income tax rate on March 31, 2020 and 2019, and the tax provision attributable to loss before income taxes is as follows:

	Year Ended March 31, 2020	Year ended March 31, 2019
Statutory federal income tax rates	21%	21%
Valuation allowance	-21%	-21%
Effective tax rate, net	-	-

Note 4 - Capital Stock

Preferred Stock

As of March 31, 2020 and 2019, the Company has 5,000,000 shares of preferred stock, par value of $.0001, authorized and none issued or outstanding.

Common Stock

As of March 31, 2020 and 2019, the Company has 50,000,000 shares of common stock, par value of $.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock.

Note 5 - Commitments and Related Party Transactions

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

As of March 31, 2020 and 2019, the total amount due under the Note was $111,817 and $75,455 including accrued interest of $8,707 and $3,330, respectively, which is reported as accrued expenses in the accompanying balance sheet.

Note 6  - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $109,000, has negative working capital of approximately $108,000, and has a stockholders’ deficit of approximately $108,000, as of March 31, 2020.

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

Note 7 – COVID-19

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that has significantly adversely affected businesses of all types, economies and financial markets worldwide. The business of any potential target company with which the Company consummates a business combination could be materially and adversely affected. Furthermore, the Company may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially adversely affected.

Note 8 – Subsequent Events

On May 27, 2020, the Company filed with the SEC, and on May 28, 2020, it amended, a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a to-be-formed wholly-owned subsidiary of the Company (“Merger Sub”), and Compass Therapeutics LLC, a Delaware limited liability company (“Compass”), pursuant to which Merger Sub would merge with and into Compass, with Compass continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of Compass. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Compass and Merger Sub (the “Merger Agreement”).

Compass is a clinical-stage biotechnology company targeting the human immune synapse with a new generation of monoclonal and multispecific antibody therapeutics.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding limited liability company membership units of Compass will be converted into shares of our Common Stock, such that the holders of Compass equity before the proposed Merger will own more than 95% of the outstanding shares of our Common Stock after the Merger (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1, as amended.

The foregoing description of the proposed Merger Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to, a Current Report on Form 8-K.