Form 10-Q
period 2020-09-30
Compass Therapeutics, Inc.
filed 2020-11-09
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 52,123,374      shares of common stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

A summary of certain risk factors affecting our business and prospects is included below. You should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the information included the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, and in our other filings with the SEC. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

•

We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

•	We have never generated revenue from product sales and may never be profitable.
•

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

•

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.

•

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

•

Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials.

•

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed.

•

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

•

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

•

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

•	Others may claim an ownership interest in our intellectual property and our product candidates, which could expose us to litigation and have a significant adverse effect on our prospects.
•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

i

•	We will incur increased costs as a result of being a public company and our management expects to devote substantial time to public company compliance efforts.
•	Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.
•	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
•

There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

•	Our common stock may not be eligible for listing or quotation on any securities exchange.
•

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$55,518	$25,303
Prepaid expenses and other current assets	2,314	935
Total current assets	57,832	26,238
Property and equipment, net	2,418	3,751
Restricted cash	263	263
Other assets	177	129
Total assets	$60,690	$30,381
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$7,461	$5,576
Accounts payable	854	629
Accrued expenses	1,358	3,122
Derivative liability related to loan	—	494
Total current liabilities	9,673	9,821
Long-term debt, net of current portion	3,730	9,293
Total liabilities	13,403	19,114
Commitments and contingencies (Note 11)
Convertible preferred stock - 207,164,404 authorized, issued, and outstanding as of December 31, 2019. No shares authorized, issued, and outstanding as of September 30, 2020.	—	129,870
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value: 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2020; no shares issued and outstanding as of December 31, 2019	—	—
Common stock, $0.0001 par value:
300,000,000 shares authorized; 52,120,062 and 9,073,002 shares issued at September 30, 2020 and December 31, 2019, respectively; 51,024,270 and 7,034,047 shares outstanding at September 30, 2020 and December 31, 2019, respectively	5	1
Additional paid-in-capital	190,299	3,304
Accumulated deficit	(143,017)	(121,908)
Total stockholders' equity (deficit)	47,287	(118,603)
Total liabilities and stockholders' equity (deficit)	$60,690	$30,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,670	$5,979	$10,498	$19,146
General and administrative	5,291	2,404	9,364	8,504
Total operating expenses	8,961	8,383	19,862	27,650
Loss from operations	(8,961)	(8,383)	(19,862)	(27,650)
Other income (expense):
Interest income	22	176	70	647
Interest expense	(212)	(312)	(730)	(944)
Change in fair value of derivative liability	—	(7)	(556)	(96)
Realized foreign exchange loss	1	—	1	(8)
Total other expense	(189)	(143)	(1,215)	(401)
Loss before income tax expense	(9,150)	(8,526)	(21,077)	(28,051)
Income tax expense	—	(26)	(32)	(81)
Net loss	$(9,150)	$(8,552)	$(21,109)	$(28,132)

Net loss per share - basic and diluted	$(0.18)	$(1.27)	$(0.88)	$(4.26)
Basic and diluted weighted average shares outstanding	50,939,657	6,752,143	23,968,408	6,601,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2020	207,164,404	$129,870	7,034,047	$1	$3,304	$(121,908)	$(118,603)
Vesting of share-based awards	—	—	88,080	—	—	—	—
Stock-based compensation	—	—	—	—	247	—	247
Net loss	—	—	—	—	—	(6,402)	(6,402)
Balance at March 31, 2020	207,164,404	129,870	7,122,127	1	3,551	(128,310)	(124,758)
Common shares issued to former shareholders of Olivia Ventures Inc.	—	—	1,000,000	—	—	—	—
Conversion of Compass Therapeutics LLC preferred shares into common shares upon consummation of the reverse merger	(207,164,404)	(129,870)	30,629,606	3	129,867	—	129,870
Common shares issued in private placement, net of issuance costs of $6,902	—	—	12,096,442	1	53,580	—	53,581
Payment to non-participating Compass Therapeutics LLC members upon consummation of Merger	—	—	(13,640)	—	(69)	—	(69)
Vesting of share-based awards	—	—	62,298	—	—	—	—
Stock-based compensation	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	(5,557)	(5,557)
Balance at June 30, 2020	—	—	50,896,833	5	187,112	(133,867)	53,250
Adjustment to issuance costs related to June 2020 private placement	—	—	—	—	651	—	651
Vesting of share-based awards	—	—	127,437	—	—	—	—
Stock-based compensation	—	—	—	—	2,536	—	2,536
Net loss	—	—	—	—	—	(9,150)	(9,150)
Balance at September 30, 2020	—	$—	51,024,270	$5	$190,299	$(143,017)	$47,287

	Convertible Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2019	207,164,404	$129,870	6,355,377	$1	$2,389	$(87,164)	$(84,774)
Vesting of share-based awards	—	—	223,072	—	—	—	—
Share-based compensation expense	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(10,771)	(10,771)
Balance at March 31, 2019	207,164,404	129,870	6,578,449	1	2,644	(97,935)	(95,290)
Vesting of share-based awards	—	—	105,127	—	-	—	—
Share-based compensation expense	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(8,809)	(8,809)
Balance at June 30, 2019	207,164,404	129,870	6,683,576	1	2,829	(106,744)	(103,914)
Vesting of share-based awards	—	—	228,407	—	—	—	—
Share-based compensation expense	—	—	—	—	249	—	249
Net loss	—	—	—	—	—	(8,552)	(8,552)
Balance at September 30, 2019	207,164,404	$129,870	6,911,983	$1	$3,078	$(115,296)	$(112,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,109)	$(28,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,335	1,599
Loss on disposal of equipment	8	5
Noncash interest expense	72	93
Share-based compensation	2,966	689
Change in fair value of derivative liability	556	96
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,379)	228
Other long-term assets	25	(26)
Accounts payable	194	(1,103)
Accrued expenses	(1,848)	401
Settlement of derivative liability	(1,050)	—
Net cash used in operating activities	(20,230)	(26,150)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(281)
Proceeds from sale of equipment	55	—
Net cash provided by (used in) investing activities	32	(281)
Cash flows from financing activities:
Proceeds from issuance of common units	60,482	—
Issuance costs from issuance of common units	(6,319)	—
Repayment of borrowings under loan	(3,750)	—
Net cash provided by financing activities	50,413	—
Net change in cash, cash equivalents and restricted cash	30,215	(26,431)
Cash, cash equivalents and restricted cash at beginning of period	25,566	57,773
Cash, cash equivalents and restricted cash at end of period	$55,781	$31,342
Supplemental disclosure of cash flow information
Cash paid for interest	$686	851
Supplemental disclosure of financing activities
Conversion of preferred units	$129,870	$—
Deferred offering costs included in accrued expenses	$(116)	$—

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

On June 17, 2020, the Company’s Board of Directors and the Company’s pre-Merger (defined below) stockholders approved an amended and restated certificate of incorporation, which, among other things, increased authorized capital stock from 50,000,000 shares of common stock par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001 per share, to 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

The Merger and the Blocker Mergers were treated as a recapitalization and reverse acquisition for financial reporting purposes. Compass Therapeutics is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Compass Therapeutics in this and future filings with the SEC. As a result, the vested and outstanding common units held by Compass LLC members have been presented as outstanding shares of the Company’s common stock for all periods presented.  All outstanding preferred units of Compass LLC are presented as convertible preferred stock for all periods and until such units were converted into shares of the Company’s common stock at the time of the Merger.

On June 19, 2020, the Company completed a private placement and sold 12,096,442 shares of its common stock at a purchase price of $5.00 per share and received net proceeds of $54.2 million.

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

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities and borrowings under loan agreements. The Company has incurred recurring losses since its inception and had an accumulated deficit of $143.0 million at September 30, 2020.   The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, the Company cannot precisely determine or quantify the impact this pandemic will have on its business operations for the remainder of fiscal 2020. The extent to which COVID-19 may impact the Company’s results of operations will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

For ongoing and planned clinical trials, the Company has experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact the Company’s development plans, including the initiation of planned clinical trials and its ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to the Company’s clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact ongoing and planned clinical trials, employees and business operations, personnel at third-party suppliers and other vendors in the U.S. and other countries, the availability, cost or supply of materials, which may cause delays or disruptions to development plans for the Company’s product candidates, and sales and marketing activities for any product candidates for which the Company may receive marketing approval in the U.S. or other geographies in the future.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2020 and its results of operations and changes in convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consisted of money market funds of $52.2 million and $22.8 million at September 30, 2020 and December 31, 2019, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment	5 years
Furniture and fixtures	7 years
Software	5 years
Leasehold improvements	Lesser of estimated
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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the condensed consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the nine months ended September 30, 2020 and 2019.

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

The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above and were determined based on Level 1 measurements (see Note 4).  The Company’s restricted cash is carried at fair value according to the fair value hierarchy described above and were determined based on Level 2 measurements (see Note 4).  The carrying values of other current assets and accounts payable approximate their fair value due to the short‑term nature of these assets and liabilities. The carrying values of the Company’s loan approximated its fair value as of September 30, 2020 and December 31, 2019 due to its variable interest rate.  The fair value of the loan related embedded derivative (see Note 4) was determined based on Level 3 measurements.

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

Stock-Based Compensation

Prior to the Merger, Compass Therapeutics LLC issued Class A and Class C common units to various employees, directors and consultants. The units constituted “profits interests” for tax purposes and were accounted for as share-based payment arrangements.  Upon consummation of the Merger, all outstanding vested units were converted into shares of common stock and all outstanding unvested units were converted into shares of restricted stock that continue to vest over the remaining term of the original award.  Subsequent to the Merger, the Company has granted stock options to various employees, directors and consultants.

The Company recognizes the grant‑date fair value of stock‑based awards issued to employees and nonemployee board members as compensation expense on a straight‑line basis over the vesting period of the award. The Company uses the Black‑Scholes option pricing model to determine the grant‑date fair value of stock options and adjusts expense for forfeitures in the periods they occur.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, unvested restricted stock and common stock warrants that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2020	2019
Convertible preferred stock	—	30,629,606
Stock options	1,625,469	—
Nonvested restricted stock	1,095,792	1,916,891
Common stock warrants	—	3,114,145
Total	2,721,261	35,660,642

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2020 Using:
	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$52,175	$—	$—	$52,175
Restricted cash	—	263	—	263
Total assets	$52,175	$263	$—	$52,438
Liabilities
Derivative liability related to loan	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2019 Using:
	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$22,784	$—	$—	$22,784
Restricted cash	—	263	—	263
Total assets	$22,784	$263	$—	$23,047
Liabilities
Derivative liability related to loan	$—	$—	$494	$494
Total liabilities	$—	$—	$494	$494

Valuation of Derivative Liability

The Company’s derivative liability was comprised of the contingent interest rate reset features and a contingent feature to pay a success fee upon the occurrence of certain liquidity events, each of which met the definition of a derivative instrument, which terms are included in the loan and security agreement (refer to Note 7). The Company classified these instruments as a liability on the condensed consolidated balance sheets because these features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the loan and was being subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized as a component of other income (expense), net in the condensed consolidated statements of operations.  The success fee was paid in full following the closing of the Merger in June 2020.

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

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liability (in thousands):

Derivative Liability
Balance at December 31, 2019	$494
Change in fair value	556
Payment of success fee	(1,050)
Balance at September 30, 2020	$—

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Equipment	$7,040	$7,230
Furniture and fixtures	629	629
Leasehold improvements	896	896
Software	912	669
Assets not yet placed in service	—	230
Total property and equipment–at cost	9,477	9,654
Less: Accumulated depreciation	(7,059)	(5,903)
Property and equipment, net	$2,418	$3,751

Total depreciation and amortization expense for three months ended September 30, 2020 and 2019, was $0.4 million and $0.5 million, respectively.  Total depreciation and amortization expense for nine months ended September 30, 2020 and 2019, was $1.3 million and $1.6 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation and benefits	$605	$1,759
Research and development expenses	26	249
Legal and professional fees	507	417
Sales taxes	—	554
Other	220	143
Total accrued expenses	$1,358	$3,122

7.	Loan Payable

The aggregate principal amount of debt outstanding consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Current portion of debt	$7,500	$5,625
Less: unamortized debt discount	(39)	(49)
Current portion of debt, net of debt discount	$7,461	$5,576
Long-term debt, net of current portion	$3,750	$9,375
Less: unamortized debt discount	(20)	(82)
Long-term debt, net of current portion	$3,730	$9,293

The Company entered into, and subsequently amended, a term loan facility with Pacific Western Bank, Inc. (“PWB”), and received $15.0 million debt proceeds.  The loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%.  The interest rate was 6.25% at September 30, 2020.  In an event of default, as defined in the agreement, the interest rate applicable to borrowings would be increased by 5.0%.  The Company made interest-only payments through March 31, 2020. Beginning in April 2020, the Company is obligated to make equal monthly principal payments of $625,000 through March 31, 2022 when the notes mature.   The loan agreement allows for prepayment of the outstanding principal at any time, subject to a prepayment charge that is dependent on the prepayment date.

The debt agreement contained provisions whereby the Company was obligated to pay a success fee of $1.1 million upon the achievement of certain liquidity events.  Upon consummation of the Merger, the Company success fee payment became due and was paid in its entirety in June 2020.

The 2018 Credit Facility contains a negative pledge on the Company’s intellectual property and also contains customary indemnification obligations and customary events of default, including, among other things, (i) non‑payment, (ii) breach of warranty, (iii) non‑performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, (xii) and key contracts. In addition, the Company must maintain a minimum cash balance of $6.0 million beginning in April 2020. In the event of default under the 2018 Credit Facility, the Company would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 5%.

The borrowings are collateralized by substantially all of the Company’s assets, excluding intellectual property, and contains affirmative and negative covenants including restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses.  The Company must maintain a minimum cash balance of $6.0 million beginning in April 2020.  The Company was in compliance with its covenants as of September 30, 2020.

The Company recognized interest expense of $0.2 million and $0.3 million during the three months ended September 30, 2020 and 2019 and $0.7 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the aggregate minimum future principal payments due in connection with the 2018 Loan Agreement, as amended, are as follows (in thousands):

Year Ending December 31,
2020	$1,875
2021	7,500
2022	1,875
$11,250

8.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In connection with the Merger, as discussed in Note 1, the Company issued 30,629,606 shares of its common stock to holders of convertible preferred interests of Compass Therapeutics LLC.  No convertible preferred securities were outstanding as of September 30, 2020.

As of December 31, 2019, convertible preferred stock consisted of the following shares outstanding:

Preferred Stock	Shares Issued and Outstanding
Series A-1	64,704,832
Series A-2	36,782,734
Series A-3	23,467,151
Series A-4	15,253,415
Series A4B	22,216,583
Series A-5	44,739,689
207,164,404

Common Stock

In connection with the Merger, as discussed in Note 1, the Company issued 1,000,000 shares of common stock to the former shareholders of Olivia Ventures Inc. The Company paid $69,000 to several nonaccredited investors of Compass Therapeutics LLC in lieu of issuing shares.   In addition, 2,930,836 shares of the Company’s common stock were reserved for issuance under the 2020 Stock Option and Incentive Plan.

The Company also sold 12,096,442 shares of its common stock pursuant to the closing of a private placement offering at a purchase price of $5.00 per share.

9.	Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was classified in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$374	$103	$486	$278
General and administrative	2,162	146	2,480	411
Total	$2,536	$249	$2,966	$689

Estimating Fair Value of Equity Awards

The fair value of each equity award was determined by the Company on the date of grant and by using the methods and assumptions discussed below. Certain of these inputs are subjective and generally require judgment to determine.

Expected Term: The expected term of the equity award represents the weighted average period the award is expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time to vesting and the contractual life of the award.

Expected volatility – Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Risk-free interest rate – The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s equity award.

Expected dividend – The Company has not paid and does not intend to pay dividends.

Following the closing of the Merger and upon establishing a public trading market for the Company’s securities, the fair value of the Company’s common stock used to value equity awards will be based on the closing price of the Company’s common stock as reported on the date of the grant.

Restricted Stock

Prior to the Merger, Compass LLC maintained an incentive pool of unit-based awards that were granted to board members, employees and consultants and accounted for as unit-based compensation. Upon consummation of the Merger, all outstanding vested profits interests units were converted into shares of the Company’s common stock.  Unvested units were converted into restricted shares of the Company’s common stock and will continue to vest under the same terms as the original profits interests.

A summary of the Company’s restricted share activity during the nine months ended September 30, 2020 is as follows:

Weighted Average		Estimated
Grant Date		Fair Value
Fair Value	Shares	Per Share
Nonvested, January 1, 2020	2,038,955	$2.04
Granted	879	$2.34
Vested	(277,815)	$1.51
Forfeited or canceled	(666,227)	$1.78
Nonvested, September 30, 2020	1,095,792	$2.34

The weighted-average grant-date fair value for Compass LLC profits interests granted was $2.34 per unit. No restricted share awards have been granted following the Merger. As of September 30, 2020, remaining unrecognized compensation cost related to unvested restricted stock awards to be recognized in future periods totaled $1.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

The fair value of each profits interest was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2020	2019
Expected term (in years)	6.0	6.0
Risk-free rate	0.36%	1.75%
Expected volatility	140.45%	65.06%
Expected dividend yield	0%	0%

Stock Options

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2,930,836 shares of common stock for issuance under this plan and subject to automatic annual increases as defined in the plan. As of September 30, 2020, 1,305,367 shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

The following table summarizes the stock option activity for the 2020 Plan:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Nonvested	Exercise Price	Contractual
	Options	Per Share	Life (in years)
Outstanding at January 1, 2020	—	$—
Granted	1,633,000	$5.00
Exercise	—	$—
Forfeited/cancelled	(7,531)	$5.00
Outstanding at September 30, 2020	1,625,469	$5.00	9.9
Vested at September 30, 2020	647,707	$5.00	9.8

For the nine months ended September 30, 2020, the weighted average grant date fair value for options granted was $3.42. The aggregate intrinsic value for options vested and outstanding as of and for the nine months ended September 30, 2020 was de minimis. As of September 30, 2020, the unrecognized compensation cost related to outstanding options was $3.3 million, expected to be recognized over a weighted average period of approximately 2.1 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the nine months ended September 30, 2020 were as follows:

September 30,
2020
Expected term (in years)	5.4
Risk-free rate	0.22%
Expected volatility	86.2%
Expected dividend yield	0.00%

10.	License, Research and Collaboration Agreements

Collaboration Agreements

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. As of September 30, 2020, future milestone payments in connection with this agreement amounted to $2.0 million. The agreement also includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.  There were no milestone payments made during the three and nine months ended September 30, 2020.  The Company made milestone payments of  $1.0 million and $1.5 million in research and development during the three and nine months ended September 30, 2019, respectively, upon filing an IND for its product candidates associated with this license and first dosing of patient.

Other License and Research Agreements

The Company has entered into several license agreements with various academic and healthcare institutions to in-license certain intellectual property rights and know-how relevant to its programs. As part of the consideration related to these license agreements, the Company made cash payments of $63,000 and $0.2 million during the three and nine months ended September 30, 2020, respectively.

The Company recorded research and development expense of $64,000 and $79,000 during the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company also committed to make certain clinical and regulatory milestone payments in the aggregate of $0.5 million associated with the in-licensed technology.

11.	Commitments and Contingencies

Operating Leases

The Company leases laboratory and office space in Cambridge, MA.  The Company also leases a vivarium and storage space in Cambridge, MA.  The leases expire January 31, 2021.  The lease agreements have annual scheduled payment increases and the Company is recognizing the rent expense on a straight‑line basis over the lease term. Rental expense was $0.5 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The future minimum rental payments under the leases as of September 30, 2020 are as follows:

Amount
Year Ending December 31,
2020	$481
2021	160
$641

12.	Related Parties and Related-Party Transactions

On October 16, 2014, the Company entered into a collaboration agreement with Adimab, LLC.  The Company’s co-founder has a direct ownership interest in Adimab, LLC.  The Company recorded research and development expense of $0 million and $1.5 in connection with this agreement during nine months ended September 30, 2020 and 2019, respectively.

On September 18, 2017, the Company entered into a software license and services agreement with StackWave, LLC.  A former employee of the Company is the co-founder and has a direct ownership interest in StackWave, LLC.  The Company recorded research and development expense of $17,000 for the nine months ended September 30, 2020 and capitalized software of $0.2 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10Q for the period ended September 30, 2020. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through September 30, 2020, we have received $132.0 million in gross proceeds from the sale of Compass LLC equity securities, $15.0 million in term loan borrowings under a credit facility with Pacific Western Bank, or the 2018 Credit Facility, and $54.2 million in net proceeds from the sale of our common stock in a private placement in June 2020.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $9.1 million and $8.6 million for the three months ended September 30, 2020 and 2019 and $21.1 million and $28.1 million for the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $143.0 million at September 30, 2020. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2020, we had $55.5 million in cash and cash equivalents. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

On June 17, 2020, we completed a merger (the “Merger”) of a wholly-owned subsidiary, Compass Therapeutics LLC (“Compass LLC”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among us, Olivia Ventures, Inc., Acquisition Sub, Compass Therapeutics, Blockers, Blockers Merger Subs and Blocker Holders and, as a result of, Compass LLC became a wholly-owned subsidiary.

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

In addition, 2,930,836 shares of our common stock were reserved for issuance under our 2020 Stock Option and Incentive Plan. Immediately prior to the Effective Time, an aggregate of 4,000,000 of the 5,000,000 shares of our common stock held by pre-Merger stockholders of Olivia Ventures, Inc. were forfeited and surrendered for cancellation, or the Stock Forfeiture.

The Merger and the Blocker Mergers were treated as a recapitalization and reverse acquisition by us for financial reporting purposes. Compass Therapeutics is considered the acquirer for accounting purposes, and the historical financial statements of Olivia before the Merger have been replaced with the historical financial statements of Compass Therapeutics in this and future filings with the SEC.  The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Code.

Private Placement Offering

On June 19, 2020, we sold 12,096,442 shares of our common stock pursuant to the closing of a private placement offering, at a purchase price of $5.00 per share for approximately $54.2 million in net proceeds. This offering is now closed.

COVID-19 Update

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. As of September 2020, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. In an effort to contain the spread of COVID-19, the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home or shelter-in-place orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact, and the economic impact on local, regional, national and international markets.

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

Interest income

Interest income consists primarily of interest income received on our cash, cash equivalents and restricted cash.

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

Income taxes

Compass Therapeutics LLC, the business that we acquired in the Merger, is treated as a partnership for income tax reporting purposes and therefore, federal and state income taxes are the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company are recorded in our condensed consolidated financial statements. The wholly-owned subsidiary of Compass Therapeutics LLC, Compass Therapeutics Advisors Inc., is organized as a C corporation and is subject to federal and state income taxes. All such taxes have been recorded in our consolidated financial statements.  Subsequent to the Merger, we have not recorded any income tax benefits for the net loss incurred as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses and tax credits will not be utilized.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
(in thousands)
Operating expenses:
Research and development	$3,670	$5,979	$(2,309)
General and administrative	5,291	2,404	2,887
Total operating expenses	8,961	8,383	578
Loss from operations	(8,961)	(8,383)	(578)
Other Income (expense):
Interest income	22	176	(154)
Interest expense	(212)	(312)	100
Change in fair value of derivative liability	—	(7)	7
Realized foreign exchange loss	1	—	1
Total other income (expense), net	(189)	(143)	(46)
Loss before income tax expense	(9,150)	(8,526)	(624)
Income tax expense	—	(26)	26
Net loss	$(9,150)	$(8,552)	$(598)

Research and development expenses

Research and development expenses decreased by $2.3 million from $6.0 million for the three months ended September 30, 2019 to $3.7 million for the three months ended September 30, 2020. The decrease was primarily attributable to a reduction in headcount which resulted in a decrease in salaries and related benefits of $0.7 million, and to $1.0 million related to a milestone payment we made under our collaboration agreement with Adimab LLC in 2019 while no such payments were made in 2020. The reduced headcount resulted in an additional decrease in research and development expense related to lab supplies and general lab expense of $0.6 million. We anticipate our research and development expenses to increase in future periods as we advance our IND-enabling studies for CTX-8371, advance CTX-8573 into IND-enabling studies and continue to further develop our other pre-clinical product candidates.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three Months Ended September 30,
	2020	2019
CTX-471	$438	$2,003
CTX-8371	599	1
NKP30 cell engagement platform	7	245
Unallocated research and development expenses	2,626	3,730
Total research and development expenses	$3,670	$5,979

General and Administrative Expenses

General and administrative expenses increased by $2.9 million from $2.4 million for the three months ended September 30, 2019 to $5.3 million for the three months ended September 30, 2020. The increase was primarily attributable to increased legal and professional fees in the amount of $1.0 million and the issuance of stock options in August 2020 which resulted in increased stock compensation expense of $2.0 million.  Facilities costs also increased by $0.4 million for the three months ended September 30, 2020 compared to the corresponding period in 2019.  These increases were partially offset by reduced salary and benefits costs of $0.5 million resulting from reduced headcount.  We anticipate our general and administrative expenses to increase in future periods as we expand our operations to support our research and development efforts and operate as a publicly traded company.

Interest income

We recognized interest income of $22,000 and $0.2 million during the three months ended September 30, 2020 and 2019, respectively.  The decrease in interest income is primarily attributable to the lower interest rates on our cash and cash equivalents.

Interest Expense

We recognized interest expense of $0.2 million and $0.3 million during each of the three months ended September 30, 2020 and 2019, respectively.  We began making principal payments in April 2020, reducing the average outstanding principal balance of our debt in the second quarter of 2020.

Change in fair value of derivative liability and loan success fee

We recognized a change in our derivative liability of $7,000 during the three months ended September 30, 2019.  The increase in fair value of the derivative liability during the 2019 period is primarily attributable to the increased likelihood of a liquidity event occurring whereby a success fee payment would be payable as required under our 2018 Credit Facility.  The success fee was paid in June 2020 following the Merger and as a result the balance of the derivative was zero.

Realized foreign exchange loss

Our realized foreign exchange losses were relatively small and unchanged during the three months ended September 30, 2020 and 2019 as we have a limited number of payment arrangements denominated in a currency other than the U.S. dollar.

Income tax expense

During the three months ended September 30, 2020 we did not recognize any income tax expenses.  During the three months ended September 30, 2019, we recognized income tax expenses of $26,000, which were primarily attributable to the services that our wholly-owned subsidiary, which is a C corporation, provided at cost plus a profit margin.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
(in thousands)
Operating expenses:
Research and development	$10,498	$19,146	$(8,648)
General and administrative	9,364	8,504	860
Total operating expenses	19,862	27,650	(7,788)
Loss from operations	(19,862)	(27,650)	7,788
Other income (expense):
Interest income	70	647	(577)
Interest expense	(730)	(944)	214
Change in fair value of derivative liability	(556)	(96)	(460)
Realized foreign exchange loss	1	(8)	9
Total other income (expense), net	(1,215)	(401)	(814)
Loss before income tax expense	(21,077)	(28,051)	6,974
Income tax expense	(32)	(81)	49
Net loss	$(21,109)	$(28,132)	$7,023

Research and development expenses

Research and development expenses decreased by $8.6 million from $19.1 million for the nine months ended September 30, 2019 to $10.5 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a reduction in our research and development personnel and related expenses, and the completion of our preclinical efforts for our product candidate CTX-471 and the related filing of our IND in February 2019.  We initiated efforts to reduce our research and development workforce in April 2019 which resulted in a decrease in salaries and related benefits of $3.4 million. In addition, the transition of CTX-471 to the clinic and the completion of pre-clinical studies and filing of our IND resulted in research and development expenses decreasing additionally by $4.7 million, of which $1.5 million was due to a milestone payment we made under our collaboration agreement with Adimab LLC in 2019 while no such payments were made in 2020.  Other research and development expenses decreased by $0.5 million.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Nine Months Ended September 30,
	2020	2019
CTX-471	$2,250	$4,733
CTX-8371	685	1
NKP30 cell engagement platform	22	709
Unallocated research and development expenses	7,541	13,703
Total research and development expenses	$10,498	$19,146

General and Administrative Expenses

General and administrative expenses increased by $0.9 million from $8.5 million for the nine months ended September 30, 2019 to $9.4 million for the nine months ended September 30, 2020. The increase was primarily attributable to the issuance of stock options in August 2020 which resulted in an increase in stock compensation expense of $2.1 million, as well as an increase in legal fees, professional fees, and facilities costs of $0.5 million.  These increases were partially offset by a reduction in headcount which resulted in a decrease in salaries and related benefits of $1.7 million.  We anticipate our general and administrative expenses to increase in future periods as we expand our operations to support our research and development efforts and operate as a publicly traded company.

Interest income

We recognized interest income of $70,000 and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively.  The decrease in interest income is primarily attributable to the lower interest rates on our cash and cash equivalents.

Interest expense

We recognized interest expense of $0.7 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively.  We began making principal payments in April 2020, reducing the average outstanding balance of our debt in the second quarter of 2020.

Change in fair value of derivative liability and success fee

We recognized a change in our derivative liability of $0.6 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively.  The increase in fair value of the derivative liability is primarily attributable to the increased likelihood of a liquidity event occurring whereby a success fee payment would be payable as required under our 2018 Credit Facility.  The success fee was paid in June 2020 following the Merger.

Realized foreign exchange loss

Our realized foreign exchange losses were relatively small and unchanged during the nine months ended September 30, 2020 and 2019 as we have a limited number of payment arrangements denominated in a currency other that the U.S. dollar.

Income tax expense

During the nine months ended September 30, 2020 and 2019, we recognized income tax expenses of $32,000 and $81,000, respectively, and attributable to the services provided by the wholly-owned subsidiary of Compass Therapeutics LLC, prior to the closing of the Merger.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through September 30, 2020, we have received $132.0 million in gross proceeds from the sale of Compass LLC equity securities and $15.0 million in term loan borrowings under the Compass LLC credit facility.  Following the completion of the Merger, we completed a private placement of our common stock and in exchange for net proceeds of $54.2 million.  As of September 30, 2020, we had cash and cash equivalents of $55.5 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash used in operating activities	$(20,230)	$(26,150)
Cash provided by (used in) investing activities	32	(281)
Cash provided by financing activities	50,413	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,215	$(26,431)

Operating Activities

During the nine months ended September 30, 2020, we used $20.2 million of cash in operating activities, resulting from our net loss of $21.1 million and the change in operating assets and liabilities of $4.0 million, offset by non‑cash charges of $4.9 million. Our non‑cash charges were comprised of depreciation and amortization of $1.3 million, share-based compensation expense of $3.0 million, non-cash interest expense of $72,000, and a change in fair value of our derivative liability of $0.6 million.  The change in our operating assets was primarily related to the settlement of a derivative liability and a decrease in our accrued expenses due to the timing in which we pay our vendors.

During the nine months ended September 30, 2019, we used $26.2 million of cash in operating activities, resulting from a net loss of $28.1 million and a change in operating assets and liabilities of $0.5 million, offset by non‑cash charges of $2.4 million. Non‑cash charges were comprised of depreciation and amortization of $1.6 million, share-based compensation expense of $0.7 million, a change in fair value of our derivative liability of $96,000 and non-cash interest expense of $93,000.  The change in our operating assets was primarily related to the net decrease in our accounts payable and accrued expenses.

Investing Activities

During the nine months ended September 30, 2020 cash received from investing activities was $32,000 attributed to the sale of property and equipment for which we received $55,000, offset by $23,000 in purchases of property and equipment. During the nine months ended September 30, 2019, cash used in investing activities was $0.3 million attributable to purchases of property and equipment.

Financing Activities

We had no financing activities during the nine months ended September 30, 2019.  During the nine months ended September 30, 2020 we received net cash proceeds of $50.4 million from financing activities.  This was primarily due to the closing of a private placement in June 2020, which resulted in net proceeds of $54.2 million that were partially offset by $3.8 in principal payments under the 2018 Credit Facility.

Indebtedness

In March 2018, we entered into the 2018 Credit Facility with Pacific Western Bank, which consists of $15.0 million in term loans:  a $10.0 million Tranche 1, and a $5.0 million Tranche 2.  We borrowed the $10.0 million Tranche 1 term loan in March 2018 and borrowed the $5.0 million Tranche 2 term loan in September 2018.

Pursuant to the 2018 Credit Facility, we provided a first priority security interest in all existing and future acquired assets, excluding intellectual property and certain other assets, owned by us. The 2018 Credit Facility contains a negative pledge on intellectual property owned by us and also contains customary indemnification obligations and customary events of default, including, among other things, (i) non‑payment, (ii) breach of warranty, (iii) non‑performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, (xii) and key contracts. In addition, we must maintain a minimum cash balance of $6.0 million beginning in April 2020. In the event of default under the 2018 Credit Facility, we would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 5%.

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

We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into first quarter of 2022, which we expect to enable us to complete Part 2 of our ongoing Phase 1 clinical trial of CTX-471, commence the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate, and to complete IND-enabling activities with respect to our NKp30 bispecific program. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of CTX-471, initiate clinical development of CTX-8371, begin IND-enabling studies with CTX-8573, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-471, CTX-8371, CTX-8573 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Critical Accounting Policies and Significant Judgments and Estimates

During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Form 8-K and filed with the SEC on June 23, 2020.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses. Our net losses were $34.7 million for the year ended December 31, 2019 and $21.1 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $143.0 million. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity and borrowings under the 2018 Credit Facility. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities for our product candidates.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of September 30, 2020, we had $55.5 million in cash and cash equivalents. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

Regulatory Risks

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

Risks Related to the Commercialization of Our Product Candidates

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

Healthcare, Insurance and Other Legal Risks

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

Manufacturing Risks

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

Information Technology and Data Privacy Risks

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

Risks Related to Our Collaborations

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

We currently intend to use our cash resources for continuing clinical development of CTX-471, including the continuation of our ongoing Phase 1 clinical trial and the preparation for and initiation of the Phase 2 trials, the advancement of our second product candidate, CTX-8371, into IND-enabling studies in the third quarter of 2020, the advancement of our third product candidate, CTX-8573, into IND-enabling studies in the first half of 2021 (and for which we are targeting our second IND submission for CTX-8371 in the third quarter of 2021) and for working capital and other general corporate purposes. Although we currently intend to use our cash resources in such a manner, we will have broad discretion in their application. Our failure to apply these funds effectively could affect our ability to continue to develop and commercialize our product candidates. Pending their use, we may invest our cash resources in a manner that does not produce income or loses value.

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers—Thomas J. Schuetz, our co-founder and Chief Executive Officer, and Vered Bisker-Leib, our Chief Operating Officer—could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of Dr. Schuetz or Dr. Bisker-Leib could impede the achievement of our research, development and commercialization objectives.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million on September 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of September 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 82.6% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The resale of shares covered by out effective resale registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a registration statement with the SEC registering the resale of 52,151,798 shares of our common stock issued in connection with the reverse merger and the private placement offering, which was declared effective by the SEC on September 25, 2020. The resale of a substantial number of shares of our common stock registered under the registration statement in the public market could adversely affect the market price for our common stock and make it more difficult for our stockholders to sell shares of our common stock at times and prices that they feel are appropriate. Furthermore, we expect that, because the large number of shares registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from sales under the registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between July 1, 2020 and September 30, 2020, we issued to certain employees and directors options to purchase an aggregate of 1,633,000 shares of our common stock at a weighed average exercise price of $5.00 per share. We deemed the issuance of stock options and the common stock issuable upon exercise of such options to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 17, 2020 (incorporated by reference to the indicated exhibit in our Current Report on Form 8-K filed on June 23, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to the indicated exhibit in our Current Report on Form 8-K filed on June 23, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These exhibits are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 09, 2020	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Co-Founder and Chief Executive Officer

Date: November 09, 2020	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer