Form 10-K
period 2020-12-31
Compass Therapeutics, Inc.
filed 2021-03-05
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-55939

Compass Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest Street, Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CMPX	OTCQB Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☒ NO ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

 The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2020), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided.  On March 4, 2021, shares of the registrant’s common stock were cleared for trading on the OTCQB Venture Market in the United States under the symbol CMPX.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2021 was 52,112,143.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

RISK FACTOR SUMMARY

Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Compass Therapeutics, Inc. (formerly named Olivia Ventures, Inc.) together with its wholly-owned subsidiaries, including Compass Therapeutics LLC, which we refer to as Compass Therapeutics. Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

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
•

Because our shares of common stock are quoted on the OTCQB instead of a national exchange or quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

•

Because we became a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development,
•	regulatory and commercialization expertise;
•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we are targeting;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and the outcome of our ongoing arbitration proceedings;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.compasstherapeutics.com), Securities and Exchange Commission, or SEC, filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing proprietary antibody therapeutics intended to engage the immune system to treat both solid tumors and hematological malignancies. Our immuno-oncology product candidates include a clinical-stage monoclonal antibody targeting solid tumors, a novel bispecific targeting PD-1 and PD-L1, and a portfolio of bispecific and monoclonal antibodies at various stages of pre-clinical development. These product candidates are designed to address three critical components required for an effective immune response to cancer: induction of a potent innate immune response; activation of the adaptive immune system; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance and activation. We plan to advance our product candidates through clinical development either as standalone therapies or in combination with existing therapies as long as their continued development is supported by clinical and nonclinical data.

Our lead product candidate, CTX-471, is a monoclonal antibody agonist of CD137, a key co-stimulatory receptor on immune cells. In preclinical studies, we observed that CTX-471 led to complete eradication of large tumors in mice when dosed as a monotherapy. In treated mice, dosing with CTX-471 was associated with extensive reprogramming of the tumor microenvironment, resulting in increased survival and long-term immune protection. Long after therapy had been completed, after more than eight half-lives of the antibody, treated mice exhibited immune memory that prevented reestablishment of the same tumor. Based on these and other preclinical results, in July 2019 we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in oncology patients who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). The dose escalation stage of the Phase 1 trial has been completed and CTX-471 was observed to be generally well-tolerated. The dose expansion stage of the trial is currently ongoing and, as of February 28, 2021, 11 patients have received at least one dose of CTX-471. Of the 11 patients treated so far, six patients have reached their first tumor evaluation at week 9, of which five had stable disease. Subsequently, one of those patients who has advanced small cell lung cancer had a partial response at Week 17. As of February 28, 2021, there have been no treatment-related serious adverse events, or SAEs, in the Phase 1b dose expansion stage of the trial. We expect to complete the Phase 1b stage of the trial during the second half of 2021 and to initiate a Phase 2/3 trial of CTX-471 in the second half of 2022.

Pending the results of our Phase 1 monotherapy trial of CTX-471, we plan to initiate a second Phase 1 trial of CTX-471 in combination with trastuzumab, marketed as Herceptin® by Genentech, in selected human epidermal growth factor receptor 2, or Her2, positive tumors and with cetuximab, marketed as Erbitux® by Eli Lilly, in epidermal growth factor receptor, or EGFR, positive tumors. We could submit an IND application for this combination in the second half of 2021.

Our second product candidate, CTX-8371, is a bispecific antibody that simultaneously targets both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Single inhibitors of PD-1 or PD-L1 include some of the highest-revenue-generating therapeutics in history and have been approved for the treatment of a wide range of tumors. There is no marketed therapy that combines inhibition of both PD-1 and PD-L1 in the same molecule and, in CTX-8371, we are developing one. We discovered CTX-8371 using our StitchMabsTM technology when we screened for the best antibody to pair with our proprietary PD-1 blocker. Additional studies demonstrated that CTX-8371 works via a novel mechanism of action not shared by single PD-1 or single PD-L1 blockers. We have shown in animal models that CTX-8371 was associated with greater antitumor activity than a single PD-1 inhibitor, a single PD-L1 inhibitor or a combination of the two. IND-enabling studies with CTX-8371 were initiated in August 2020. We are targeting an IND submission for CTX-8371 in early 2022 and we could deliver early safety and top-line data later in 2022.

In addition to CTX-471 and CTX-8371, we are also developing a portfolio of bispecific and monoclonal antibody product candidates, which are currently in preclinical development. These programs all derive from our in-house antibody discovery and development platforms.

Our approach is based on the observation that traditional methods of antibody discovery are slow, inefficient, and are limited by lack of diversity of antigenic sites, or epitopes, that are recognized using these methods. We believe these limitations impair drug developers’ ability to identify the best product candidates. We have created several technological solutions that are designed to address the key challenges in antibody development with the goal of incorporating our solutions into bispecific product candidates. First, we developed and acquired several complementary platforms that enable us to generate antibodies with a high level of epitope diversity and excellent physical and biochemical properties. Second, we have developed sophisticated technologies to screen our antibody sets in functional biological assays designed to prioritize antibodies with desirable biological activities. Third, we have developed our proprietary StitchMabsTM technology that allows us to rapidly evaluate the potential of the antibodies we discover in a bispecific antibody format.

We have also developed a proprietary transgenic mouse line that produces antibodies with the differentiated property that they all share a human common light chain. We imposed this restriction at the earliest stage of our bispecific antibody discovery process in anticipation of the need to simplify the manufacturing of our bispecific product candidates. Sharing a common light chain enables our bispecific antibodies to be manufactured using a well-established process that has been successfully used by the biopharmaceutical industry to produce monoclonal antibodies at commercial scale, thereby avoiding the complexities associated with the manufacture of bispecific products that lack this property. We found that imposing this restriction on the construction of the antibody pool did not hinder our ability to obtain highly potent and selective antibodies.

In addition to our development of antibody product candidates for immuno-oncology, we have also leveraged our proprietary platform technologies to generate and identify monoclonal antibodies and bispecifics that suppress immune response, which we are evaluating as therapies for autoimmune indications. Several of these programs are currently undergoing characterization and in vitro and in vivo testing.

We have recently conducted a review of our pipeline and have made the strategic decision to deprioritize the development of our NKp30 innate cell engager platform. Along with this decision, we have discontinued the efforts to advance CTX-8573 to IND-enabling studies.

Our management team has a successful record of building and growing biotechnology companies. Our Chief Executive Officer and co-founder, Thomas J. Schuetz, M.D., Ph.D. has over 20 years of experience in oncology, biopharmaceutical drug development and life science venture investing. Prior to co-founding Compass Therapeutics, Dr. Schuetz was a venture partner with OrbiMed Advisors LLC where he participated in OrbiMed’s investments in Enobia Pharma (sold to Alexion), Relypsa (sold to Galenica), Arteaus Therapeutics (sold to Eli Lilly), and Audentes (sold to Astellas) and served on the board of each of these companies. Dr. Schuetz was also the chief medical officer of Therion Biologic Corporation and was vice president of clinical affairs at Transkaryotic Therapies, a company acquired by Shire.

Our President and Chief Operating Officer, Vered Bisker-Leib, Ph.D., M.B.A., has over 18 years of experience in strategy, business development, finance and operations of biotechnology and pharmaceutical companies. Prior to joining Compass Therapeutics, she served as an entrepreneur-in-residence with Atlas Venture. Previously, Dr. Bisker-Leib was chief business officer of Cydan, a biotech accelerator, where she co-founded IMARA, Inc. and other biotech companies focused on therapies addressing rare diseases and served as an executive director and global head of business development for the cardiovascular and metabolic franchises of Bristol-Myers Squibb.

Our investors include leading life science venture and institutional funds led by OrbiMed, F-Prime Capital, Cowen Healthcare Investments, Biomatics Capital, Consonance Capital and Borealis Ventures.

Pipeline

The figure below details our pipeline of product candidates, including our lead product candidate, CTX-471, our bispecific product candidate, CTX-8371, and our other discovery stage programs.

Our Strategy

Our goal is to expand and extend the role of the immune system in fighting cancer with antibody-based therapies. We believe our approach can be applied both to solid tumors as well as to hematologic malignancies. Our strategy to achieve this goal includes:

•

Advance our lead product candidate, CTX-471, through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. We seek to translate the antitumor activity of CTX-471 observed in preclinical testing into meaningful clinical results in patients with immunogenic tumors, such as non-small cell lung cancer, or NSCLC, and melanoma. Our ongoing Phase 1 clinical trial is being conducted in patients who relapse or progress after at least 3 months of stable disease on prior checkpoint therapies. We expect to complete the Phase 1b dose expansion stage of the Phase 1 trial during the second half of 2021 and to initiate a Phase 2/3 trial of CTX-471 in the second half of 2022. Pending the results of our Phase 1 monotherapy trial of CTX-471, we plan to initiate a second Phase 1 trial of CTX-471 in combination with trastuzumab or cetuximab, and we could submit an IND application for this combination in the second half of 2021.

•

Advance CTX-8371 into clinical development as a next generation checkpoint inhibitor. Our bispecific inhibitor that targets PD-1 and PD-L1 has demonstrated higher antitumor activity in preclinical experiments than single PD-1, a single PD-L1, or combinations of PD-1 and PD-L1 inhibitors. IND-enabling studies with CTX-8371 were initiated in August 2020 with the goal of submitting an IND in early 2022 and we could deliver early safety and top-line data later in 2022.

•

Advance our pre-clinical programs for autoimmune indications. In addition to our development of antibody product candidates for immuno-oncology, we have also leveraged our proprietary platform technologies to generate and identify monoclonal antibodies and bispecifics that suppress immune response. We are in the process of advancing our proprietary monoclonal antibodies and bispecifics through in vitro and in vivo testing and characterization with the goal of identifying at least one clinical candidate that can be advanced into IND-enabling studies in the first half of 2022.

•

Leverage our proprietary platforms to generate novel bispecific product candidates. Our platform technologies, including our antibody generation process, our common light chain approach and StitchMabsTM, are focused on the discovery and development of bispecific products. We continue to use these technologies to generate a broad portfolio of early-stage bispecific assets that we then evaluate in preclinical experiments with the intent of advancing the most promising candidates into clinical development.

•

Seek strategic partnerships for select product candidates. Our technology platform is designed to generate a broad pipeline of product candidates with high potential for clinical application. We intend to assess on a case-by-case basis the opportunities for accelerating the preclinical and clinical development of these candidates in a capital-efficient manner, including selectively pursuing strategic partnerships with leading biopharmaceutical companies with domain-specific clinical development expertise to maximize the value of our pipeline.

Our approach

We are focused exclusively on modulation of the immune system through the development of novel antibody therapeutics. Antibodies are structurally distinct Y-shaped proteins formed through the pairing of two long proteins, called heavy chains, and two short proteins, called light chains. Each heavy and light chain pair forms a binding site where the antibody specifically binds its target, which is also known as an antigen.

The immune system is capable of not only fighting foreign invaders, but also of recognizing and eliminating a human body’s own cells that have become pathogenic after transformation, such as in cancer. There are two broad classes of antibodies used in cancer therapy. The majority of antibodies directly target the tumor or its surroundings. The more recent class consists of antibodies that modulate the immune system leading to immune- mediated killing of tumors. These antibody drugs mainly exert this effect via a single modulation of the immune system. We believe that modulation of more than one function of the immune system simultaneously has the potential to improve the therapeutic benefit and utility of immuno-oncology therapies.

Antibodies can be generated in many ways, and multiple companies claim to possess proprietary antibody discovery platforms, each with specific advantages. Our antibody platform was designed with a broad set of capabilities and resources that we can leverage with the goal of generating a portfolio of highly distinct bispecific products.

Our approach to bispecific antibody discovery encompasses four principles:

•	antibody diversity is required to generate a representative sample of possible therapies;
•	functional screening is critical to identifying optimal solutions;
•	a combinatorial approach enables parallel assessment of many potential bispecific antibodies; and
•	decisions made at the start of the discovery process have a major impact on successful clinical and commercial-scale manufacturing.

Antibody diversity

We obtain our initial pools of antibodies from multiple internally-developed platforms, including our custom phage display library and our transgenic mouse line. We constructed our phage display library based on the peripheral B cell diversity of 70 healthy human donors. This system allows us to generate large and highly diverse sets of antibodies that are fully human; target multiple epitopes on a target of interest; and possess excellent physical and biochemical properties. We describe these antibodies as having good ‘drug-like’ properties. To generate additional antibody candidates, we can also immunize a proprietary line of humanized transgenic mice with antigens of interest to isolate a diverse set of fully human antibodies that share a common human light chain, but distinct native mouse heavy chains. We estimate that the pool of antibodies from these two platforms represents over 1010 unique sequences.

We express libraries of antibodies against any particular target using our Human Display technology which streamlines the expression of functional antibodies such that each cell expresses only one antibody clone. We then further screen our diverse sets of antibodies expressed with our Human Display technology to fine-tune for specificity. Sequence changes can be readily introduced to further optimize leads from our screens.

Our ability to generate viable antibody candidates, with good drug-like properties and high manufacturability potential in a high-throughput manner has enabled us to rapidly assemble a portfolio of proprietary antibodies to over 40 key innate and adaptive immune targets and tumor antigens. This portfolio of antibodies is designed to provide us with a set of well-characterized antibodies that can be incorporated into our combinatorial bispecific antibody screening platform.

Figure 1. We have discovered proprietary antibodies that modulate two key components of the immune system: innate immunity and adaptive immunity as well as antibodies to selected antigens on tumor cells. This expansive collection of antibodies allows us to use our proprietary technologies to uncover unexpected synergies.

Functional screening

A critical part of our antibody discovery process is our ability to produce sufficient quantities of purified antibodies to assess their biological activities both in cells and, in some cases, animal models. Our human display technology allows us to efficiently express full-length antibodies on cell surface, thereby facilitating the high throughput screening of our antibodies across multiple functional screens. While we do assess standard biochemical parameters such as binding affinity and specificity as part of the initial screening of our candidate sets, we note that activity in a complex biological system cannot be predicted based on physical and biochemical parameters alone. We have shown with CTX-471, for example, that activity in a complex biological system cannot necessarily be predicted on strictly biochemical parameters.

StitchMabsTM technology

A natural antibody recognizes a single target antigen and is therefore monospecific. Because a natural antibody features two identical binding sites, it is considered bivalent for that target. Although natural antibodies recognize a single target antigen, it is possible to engineer antibodies so that their two binding sites bind two different targets. The construction of a bispecific antibody typically requires a significant investment in cloning, construct optimization, protein expression, and protein purification before the therapeutic potential of any particular bispecific antibody can be assessed. In practice, these requirements mean that the diversity of antigen pairs targeted by bispecific antibodies is limited, and development is oftentimes prioritized for antigen pairs suggested by existing scientific literature.

Our proprietary StitchMabsTM technology is a novel screening approach which we developed to assess the potential of any pair of antigen-binding sites in a bispecific antibody format. This combinatorial antibody-linking technology stably and irreversibly attaches a second pair of antigen-binding domains to a standard antibody during a 15-minute incubation at room temperature. The resulting stitched antibody acts structurally and functionally like a bispecific antibody.

StitchMabsTM allows us to assess our large library of antigen-binding domains in combinatorial fashion. Once we have generated and purified large numbers of bispecific candidates, we then assess the potential of these candidates in functional assays and determine whether these bispecifics have additive, reductive or synergistic activity. Screening of these bispecific molecules in functional assays has led us to discover novel product candidates with unexpected synergistic activity in cellular and animal models.

Our common light chain platform greatly simplifies manufacturing

The embedded common light chain feature in our antibodies greatly simplifies the manufacture of our bispecific product candidates. Most antigen-binding domains of antibodies are composed of a heavy chain and a light chain that have been optimized together to recognize a specific antigen. If these two chains are expressed independently, as is the case with most antibody manufacturing processes, they are often reassembled in various ways, leading to heterogenous mixture of the desired product along with peptide segments corresponding to two heavy chains and two light chains. Separation of the desired product from the mixture is a technically challenging and expensive process. We address this challenge by including only common light chain compatible antibodies as part of our antibody discovery process for potential incorporation into bispecifics. The variability in the antigen-binding domain of our antibodies in the heavy chain is sufficient to generate a diverse, potent, selective, and functionally active set of antibodies. We further simplified the manufacturing of our bispecific antibodies by assembling a single heavy chain construct that encodes both antigen-binding domains. As a result, the manufacturing of our bispecifics closely resembles that of standard monoclonal antibodies, which include—one heavy chain and one light chain. Our focus on common light chain antibodies simplifies the process of converting our StitchMabsTM screening candidates into bispecific antibody product candidates.

Figure 2. A common light chain simplifies the production of bispecific antibodies

CTX-471, a monoclonal antibody targeting CD137

CTX-471, our monoclonal antibody product candidate, is an agonist of CD137, a key co-stimulatory receptor on immune cells. Binding of CTX-471 to CD137 leads to ligand-stimulated activation of T-cells and NK cells. In tumor models, treatment with CTX-471 as a monotherapy led to recruitment and activation of immune cells in the tumor microenvironment. In the treated mice, dosing with CTX-471 led to extensive reprogramming of the tumor microenvironment, including increased recruitment of immune cells, reversion of exhausted cytotoxic CD8+ T-cells, reductions in immunosuppressive regulatory T-cells, and reductions in immunosuppressive tumor- associated macrophages. Long after the completion of the treatment with CTX-471, a period described as eight half-lives of the antibody, treated mice exhibited immune memory that prevented reestablishment of the same tumor.

In July 2019, we initiated a Phase 1 trial evaluating CTX-471 as a monotherapy in oncology patients who were previously treated with a PD-1 or PD-L1 immune checkpoint inhibitor and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a Phase 1a dose escalation stage followed by a Phase1b dose expansion stage. The Phase 1a dose escalation stage has been completed and the Phase 1b dose expansion stage is ongoing.

Overview of NSCLC

According to the World Health Organization, an estimated 1.8 million people worldwide die of lung cancer each year, which accounts for approximately 18% of all cancer deaths, making lung cancer the leading cause of cancer-related death. In the United States, there are an estimated 228,000 newly diagnosed cases of lung cancer and approximately 137,000 deaths annually. NSCLC accounts for approximately 80%-85% of lung cancer cases. The treatment paradigm for NSCLC has significantly changed over the past few years. Previously, patients were primarily treated with radiation therapy or combinations of cytotoxic drugs. Recent advancements have led to the development of targeted therapies based on blockade of alteration in mutated genes, such as EGFR, anaplastic lymphoma kinase gene, or ALK, ROS1 or BRAF. Up to two thirds of advanced or metastatic NSCLC patients who are ineligible for or resistant to treatment with targeted therapies have tumors that express PD-L1 and are candidates for checkpoint inhibitor therapies, which lead to significant improvements in progression free survival and overall survival compared to standard chemotherapy. Despite the availability of these therapies, the prognosis in NSCLC remains poor, with an overall five-year survival for all patients diagnosed with NSCLC of 19%. In the KEYNOTE-042 trial in treatment naïve metastatic NSCLC patients, conducted by Merck from December 2014 to March 2017, treatment with pembrolizumab as monotherapy led to partial responses in 27% of patients and complete responses in 0.5%. The duration of response in the majority of the patients was less than one year. We believe there remains significant unmet medical need in this patient population that could be addressed with novel antibody therapeutics.

Role of CD137 in immunology

CD137, also known as 4-1BB and TNFRSF9, is an inducible co-stimulatory receptor expressed on T-cells and NK cells. Activation of CD137 triggers a signaling cascade that results in upregulation of antiapoptotic molecules, cytokine secretion and enhanced cell killing function. On NK cells, CD137 signaling can increase antibody-dependent cell-mediated cytotoxicity, or ADCC.

When antigen-presenting cells, such as dendritic cells, express CD137L or 4-1BBL, the natural ligand for CD137, they induce increases in the levels of CD137 on T-cells. Tumors with a high tumor mutation burden are enriched in these antigen-presenting cells and such tumors represent promising opportunities to improve on standard of care checkpoint inhibitors by adding antibody therapies directed against CD137.

Historically, across preclinical cancer models, agonist antibodies targeting CD137 have been immunotherapeutic agents that showed great promise. In the clinic, however, these agents have been hampered, in part by dose-limiting toxicities, as seen with urelumab, and, in part by weak agonist activity, as seen with utomilumab.

Our product candidate, CTX-471

CTX-471 is a fully human, IgG4 monoclonal antibody that is an agonist of the CD137 receptor. We selected CTX-471 from among a panel of CD137 antibodies based on multiple preclinical parameters. The CD137 antigenic site recognized by CTX-471 does not block the binding of CD137 ligand and is differentiated from the site recognized by CD137 antibodies from competitors. We designed and made the antibody using different backbones and chose to use a human IgG4 backbone for CTX-471 to enable engagement of Fc receptors FcgRI and FcgRIIb to facilitate CD137 cross-linking while avoiding binding to FcgRIIIa and depletion of immune effector cells through ADCC.

Identification through functional screening

We evaluated a panel of anti-CD137 antibodies as potential candidates for CTX-471 and used a series of in vitro and in vivo functional assays to screen for the best candidate. One of the most stringent assays was antitumor activity in a CT26 mouse colon carcinoma model in which tumors were allowed to grow to 500 mm3 before CTX-471 candidates were administered. Tumors of this size are generally considered futile to treat and are highly resistant to monotherapy with other immuno-oncology therapies such as checkpoint inhibitors.

Figure 3. Preclinical antitumor activity evaluation of CTX-471 was conducted in syngeneic mice with 500 mm3 CT26 tumors

We observed that multiple CTX-471 candidates exhibited activity treatments in this model, leading to the complete eradication of these large tumors when dosed as monotherapy. Certain antibody candidates exhibited greater activity than others and there was not a strict correlation between potency for the CD137 antigen and antitumor activity. We selected the antibody candidate that became CTX-471 based on a combination of in vivo and in vitro properties. We also tested antibodies that target PD-1, PD-

L1, CTLA-4 and OX-40 in the CT26 model alongside CTX-471 and observed that these antibodies failed to generate similar responses in this model.

Figure 4. CTX-471a, CTX-471b and CTX-471c are three CD137 agonistic antibodies with low, intermediate and high affinity to CD137 respectively. Four groups of CT26 syngeneic mice models were dosed with control antibody, CTX-471a, CTX-471b and CTX-471c. Treatment initiated when tumors reached 500 mm3. CTX-471b exhibited the most activity, eradicating tumors in 6/6 mice, followed by CTX-471a and CTX-471c, which eradicated tumors in 4/6 mice each, and none in the control group.

Immunoregulatory role

Treatment of mice with CTX-471 stimulated long-term immunological memory. In order to assess the long-term immunological memory, we tested tens of mice cured of their initial tumors by CTX-471 monotherapy to a re-challenge with the same tumor. Upon a re-challenge, these mice have all demonstrated resistance to establishment of new tumors. To investigate whether this observed effect may be explained by residual CTX-471, we have conducted some of these re-challenge experiments 88 days after dosing, or greater than eight half-lives of CTX-471. We believe that, in mice previously cured of CT26 tumors by CTX-471, the inability to establish CT26 tumors is consistent with the ability of CTX-471 to induce long-term immune memory capable of rejecting the reintroduced tumor cells.

Figure 5. All mice cured by CTX-471 treatment were resistant to re-challenge with the same tumor

Immune cell depletion experiments showed that the activity of CTX-471 required the presence of CD4+ T-cells, CD8+ T-cells, and NK cells, indicating a coordinated involvement of both innate and adaptive immune cells. Encouragingly, treatment of tumors in mice with CTX-471 led to a marked reprogramming of the immune component of the tumor microenvironment. CTX-471-treated mice had over three times more tumor infiltrating immune cells than control mice. Of the CD8+ T-cells in these tumors, there was a reduction of exhausted T-cells, determined by the reduction of CD8+ T-cells that express both PD-1 and TIGIT, from 43% to 8%. Similarly, treatment with CTX-471 led to a sharp decline in immunosuppressive regulatory T-cells, or Tregs, from 31% to 7%. We also observed that tumors treated with CTX-471 had an approximate two-fold reduction in the number of immunosuppressive tumor-associated macrophages.

Figure 6. CTX-471 altered the immune composition in the tumor microenvironment

We believe that the ability of CTX-471 to transform the tumor microenvironment through the combined action of immune cell recruitment, alleviation of T-cell exhaustion, suppression of Tregs, and reduction of tumor suppressing macrophages is what drives CTX-471’s antitumor activity in mouse models. We believe that CTX-471 has the potential to affect the same aspects of the immune system in cancer patients in the clinic, which could lead to improved patient outcomes.

In addition to testing CTX-471 in the CT26 syngeneic mouse model described above, we have also tested CTX-471 as a monotherapy in multiple other syngeneic tumor models of different histologies and have observed potent activity, including various levels of tumor eradication. CTX-471 has demonstrated activity and led to tumor eradication in the A20 model of lymphoma, the MC38 model of colon carcinoma, and in the EMT6 model of breast cancer. We believe that this broad biological activity across multiple tumor models of different histologies suggests that CTX-471 might benefit patients with different tumor types.

Phase 1 clinical trial of CTX-471

We are currently conducting a Phase 1 clinical trial of CTX-471 in adult patients who have achieved three months of stable disease or better after treatment with PD-1/PD-L1 checkpoint therapy and who have subsequently relapsed or progressed. We selected this population of patients for this trial because multiple clinical trials and meta-analyses have shown that not all patients respond to checkpoint inhibitor therapy due to many possible reasons. By focusing on those that did previously respond to checkpoint inhibitor therapy, we believe that this trial design enriches for patients who have tumors that are capable of being recognized and killed by their immune systems. We believe that disease progression after the initial checkpoint inhibitor response is likely due to an increase in immunosuppressive activity that CTX-471 has the potential to overcome.

This Phase 1 trial is an open-label multiple ascending dose, dose-escalation trial. After a period of 28 days to allow checkpoint inhibitors and other drugs to be eliminated from the body, each patient receives CTX-471 by intravenous infusion every two weeks as monotherapy. Disease progression is measured by CT scans every eight weeks. We collect blood samples to assess standard safety biomarkers as well as cytokines and potential pharmacodynamic biomarkers. Baseline tumor biopsies are also collected for retrospective analyses.

The primary objective of the Phase 1a dose escalation stage of the trial was to assess the safety and tolerability of CTX-471 monotherapy at various doses. The goal of the Phase 1b dose expansion stage is to determine an optimized dose for future clinical trials. Secondary endpoints include measures of overall response rate and progression-free survival, among others.

Dosing strategy

In contrast to dosing strategies for other immuno-oncology antibodies, such as checkpoint inhibitors where the goal is often to deliver a dose that is capable of fully inhibiting the receptor at all times, our dose selection for this trial is aimed at binding to only a fraction of the available CD137 receptors. Dosing of an agonist antibody, such as CTX-471, at levels capable of binding to the majority of receptors can lead to inappropriate cell activation and downregulation of the receptor and overall weaker activity.

Agonist antibodies typically trigger their activity through independent binding of each of their two antigen-binding domains to individual receptors on a cell surface. This binding to both receptors at once forces the receptors into close physical proximity. This grouping of receptors that drives receptor activation, especially when the ratio of antibody molecules to receptor molecules is relatively low. As the ratio of antibody to receptor increases, the level of receptor activation increases up to a point above which activation may decrease due to down-regulation of the receptors. This results in a bell-shaped activation curve in which maximal activation occurs at intermediate antibody concentrations.

We observed evidence of the importance of lower receptor occupancy while screening candidate antibodies against CD137. The antibodies with the greatest tumor-killing activity were the ones with intermediate potency. Very high-potency antibodies had weaker antitumor activity.

Consistent with the finding of lower activity at high antibody to receptor levels, we observed that the antitumor activity of CTX-471 appeared to peak at doses between 50 ug and 100 ug in the mouse CT26 tumor model. At the higher dose of 200 ug, the number of complete responses, four out of eight mice, was less than that observed at 100 ug, seven out of eight mice, suggesting that the optimal receptor occupancy had been exceeded. This is also consistent with our observation that intermediate affinity antibodies exhibited greater antitumor activity compared to high affinity antibodies.

Figure 7. Antitumor activity of CTX-471 is optimized at intermediate dose and decreased at the highest dose level

Our findings are consistent with those reported for an agonist antibody against OX40, another immune target in oncology. Thus, for many agonist antibodies, it is likely that both intermediate affinities and intermediate doses will deliver optimal activity.

Phase 1 clinical trial data

We are conducting a Phase 1 trial of CTX-471 in patients with metastatic or locally advanced solid tumors whose tumors have progressed while receiving an approved PD-1 or PD-L1 inhibitor after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). Our selection of doses in the Phase 1a stage of the trial was informed by multispecies pharmacokinetics and by the intent to select doses capable of maintaining receptor occupancy between 20% and 80% in tumors.

Phase 1a - Dose Escalation

In the Phase 1a dose escalation stage, 19 patients received CTX-471 in the four dosing cohorts set forth in Figure 8 below.

Cohort	Cohort 1 0.1 mg/kg	Cohort 2 0.3 mg/kg	Cohort 3 0.6 mg/kg	Cohort 4 1.2 mg/kg	Total
Enrolled	3	3	6	7	19

Figure 8. The number of patients dosed with CTX-471 in the Phase 1a dose escalation stage

CTX-471 was observed to be generally well-tolerated in the Phase 1a stage of the trial. There were two SAEs determined to be treatment-related, which included one hypoxia event that resolved with approximately one day of supplemental oxygen therapy and one immune thrombocytic purpura event that also resolved. The dose-limiting toxicities were two events of thrombocytopenia in Cohort 4, which was expanded from three to six patients to collect additional safety data. Based on these results, 0.6 mg/kg was determined to be the maximum tolerated dose.

While the goal of the Phase 1a stage of the trial was to evaluate the safety and tolerability of CTX-471, we also collected data from these patients to evaluate the pharmacokinetics of CTX-471, the potential development of anti-drug antibodies of CTX-471, and to obtain certain efficacy data, based on the objective response rate, or ORR, as per Response Evaluation Criteria in Solid Tumors, RECIST. Patients who were enrolled in the Phase 1a stage of the trial have been evaluated every eight weeks by imaging techniques, such as MRI or CT, until disease progression or withdrawal from the trial, in order to collect such data.

The Phase 1a stage of the trial is now complete. None of the patients enrolled in the Phase 1a stage of the trial had a complete response or a partial response by RECIST. The best overall response has been stable disease. Two patients with NSCLC had stable disease until progression at Weeks 25 and 41, respectively. In addition, one patient with metastatic melanoma of mucosal origin had an approximately 24% decline in the total size of his measured metastatic tumors (target lesions) at week 33. This patient remained on study and received CTX-471 for 49 weeks.

We have analyzed preliminary pharmacokinetic data from the trial and these data have confirmed our receptor occupancy modeling. Based on this modeling and the correlation of the observed pharmacokinetics with our predictions, we selected 0.3 mg/Kg and 0.6 mg/Kg as the doses of the cohorts of our Phase 1b stage of the trial. We estimate that a dose of 0.3 mg/kg would lead to a peak receptor occupancy of approximately 50% and a dose of 0.6 mg/kg would lead to a peak receptor occupancy of approximately 70%.

Phase 1b - Dose Expansion

In September 2020, we enrolled the first patient in the Phase 1b dose expansion stage of the trial. As of February 28, 2021, 11 patients have received at least one dose of CTX-471. Of the 11 patients treated so far, six patients have reached their first tumor evaluation at week 9, of which five had stable disease. Subsequently, one of those patients who has advanced small cell lung cancer had a partial response at Week 17. As of February 28, 2021, there have been no treatment-related SAEs in the Phase

1b dose expansion stage of the trial.  This Phase 1b dose expansion stage of the trial is intended to inform the Phase 2 recommended dose.

Subject to the results of our Phase 1 monotherapy trial of CTX-471 and the receipt of additional funding, we also plan to initiate a second Phase 1 trial of CTX-471 in combination with trastuzumab, marketed as Herceptin® by Genentech, in Her2 positive tumors, and with cetuximab, marketed as Erbitux® by Eli Lilly, in EGFR positive tumors.

Potential market opportunity for CTX-471

In preclinical studies, CTX-471 was associated with antitumor activity as a monotherapy in multiple syngeneic tumor models, including colon carcinoma, lymphoma, and breast cancer. This broad biological activity suggests that CTX-471 may have benefit as a therapy for patients with different tumor types.

We seek to maximize the potential value of each of our product candidates, if any, across all indications in which it may demonstrate promising clinical results and receives marketing approval. While we have not selected a specific target indication for CTX-471, as an example for the potential size of the market opportunity for CTX-471 in one of those potential target indications, we have modeled the positioning of CTX-471 as a second line therapy for advanced/metastatic NSCLC.

In the United States, there are 228,000 lung cancer patients each year, of those 80-85% have NSCLC. Patients with stage 0-2 NSCLC are treated with surgery or a combination of surgery and chemotherapy, which are generally effective. However, some patients will progress to the later stages of the disease, and other patients already have locally advanced or metastatic disease at the time of diagnosis. There are approximately 90,000 patients with advanced/metastatic NSCLC per year who are in great need of pharmacological treatment.

In the 1st line setting, the majority of the advanced/metastatic NSCLC patients without defined point mutations are treated by either PD-1 blocker alone or PD-1 blocker combination with chemotherapy, depending on PD-1 expression levels. Patients who do not respond to the 1st line settings have very limited therapeutic options, mostly comprising chemotherapy combinations, with or without checkpoint blockers. We estimate that there are approximately 36,000 patients in this category who will progress after 1st line treatment to 2nd line setting as depicted in the diagram below.

Figure 9. Estimate of the number of treatment-eligible advanced/metastatic NSCLC patients based on NCCN guidelines and other Compass analysis.

CTX-8371, a PD-1 x PD-L1 bispecific antibody

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors. IND-enabling studies on CTX-8371 were initiated in August 2020.

Figure 10. CTX-8371 is a PD-1 x PD-L1 bispecific antibody

Overview of PD-1 and PD-L1 checkpoint inhibitors

PD-L1 is a surface protein that is overexpressed by over 35% of certain types of cancer, such as melanoma, hepatocellular carcinoma, colorectal cancer, and NSCLC. Binding of PD-L1 to its receptor, PD-1, on immune T-cells leads to suppression of cytotoxic CD8+ T-cells preventing immune attack of the tumor. Multiple inhibitors of PD-1 and PD-L1 have been approved as therapies for a broad range of tumors including melanoma, NSCLC, small cell lung cancer, head and neck squamous cell cancer, renal cell carcinoma, bladder cancer; gastric cancer, cervical cancer; and other cancers with microsatellite instability or mismatch repair deficiency. While PD-1/PD-L1 checkpoint therapies have resulted in remarkable clinical efficacy across multiple cancer types, their efficacy, even in tumors with high immunogenicity, is limited to approximately 20% of patients. Nevertheless, sales of checkpoint therapies in 2019 were estimated to be $22 billion. There is no approved therapy that combines inhibition of both PD-1 and PD-L1 in the same molecule.

Discovery and preclinical activity of CTX-8371

The desire to improve the efficacy of PD-1/PD-L1 inhibitors has sparked multiple attempts to create bispecific antibodies in which one antigen binding site targets PD-1 or PD-L1 and the other targets immuno-oncology receptors such as CTLA-4 or LAG-3. In contrast to those bispecific efforts described by others that have focused on a single pair of antigen-binding domains at a time, we have applied our StitchMabsTM technology to broadly screen for pairs of bispecific antigen-binding domains with the highest potential to generate antitumor activity. Our efforts were enabled not only by the StitchMabsTM technology, but also by our investment in generating a broad portfolio of selective antibodies to 40 potential immune targets across the innate and adaptive immune system.

We designed our combinatorial screen such that one antigen-binding domain was directed against PD-1, and the other selected from our library of candidate antibodies. We screened these StitchMabsTM bispecific constructs in T-cell activation assays in the presence of PD-L1 expressing cells. Our unbiased screening led us to an antibody that pairs a PD-1 binding domain and a PD-L1 binding domain. This novel bispecific antibody contributed to T-cell activation that outperformed the activation observed in response to treatment with PD-1-only antibodies. We designated CTX-8371 as the bispecific antibody we constructed using our common light chain antibodies having a PD-1 and PD-L1 antigen binding domains.

Figure 11. A PD-1 x PD-L1 bispecific antibody outperformed single PD-1 antibodies in a T-cell activation assay

The observation that the combination of a PD-1 and PD-L1 antibody into a bispecific antibody would be hundreds to thousands fold more potent in a T-cell activation assay than a PD-1 antibody alone was unexpected. A simple model would suggest that inhibiting either PD-1 or PD-L1 should have approximately equal effects in this assay and there would be no advantage to inhibiting both. Further investigation into the mechanism of CTX-8371 found that it led to T-cell activation through four mechanisms:

•	Dual checkpoint blocker: preventing PD-L1 to PD-1 binding, thus relieving the immunosuppressive PD-1 signal;
•	Cell engager: bridging the connection between the PD-L1 expressing tumor cell and the PD-1 expressing T-cell, potentially facilitating T-cell engagement and enhancement of effector function;
•	Downregulation of PD-1: triggering the shedding of the extracellular domain of PD-1 receptors from the surface of T-cells resulting in a reduction in the levels of PD-1 on T-cells; and
•

Indirect CD28 agonist: increasing the pool of free CD80 on tumor cells making it available to bind and activate the CD28 T-cell co-stimulatory receptor, thereby, sending a positive signal to the T-cell, which enhances its activation.

Figure 12. Differentiated mechanism of action of CTX-8371 drives enhanced T-cell activation

We also found that the greater activity of CTX-8371 in our T-cell activation assay compared to PD-1 inhibition also extended to PD-L1 inhibition. Furthermore, CTX-8371 was associated with significantly more antitumor activity in a murine B16F10 melanoma model than was monotherapy with either a PD-1 inhibitor or a PD-L1 inhibitor or combination of both. Tumor growth in monotherapy-treated mice and in the combination PD-1 and PD-L1-treated mice was slowed to approximately half that observed with tumors in untreated mice. In contrast, tumor growth was essentially stopped by the CTX-8371 bispecific antibody. Treatment with CTX-8371 resulted in improved overall survival in this model and cured three of eight mice, such that their tumors were completely eradicated.

Figure 13. Tumor growth inhibition was improved when treating mice with CTX-8371 compared to treating them with monoclonal antibodies that inhibited either PD-1, PD-L1, or the combination of PD-1 and PD-L1

Figure 14. Dosing with CTX-8371 led to improved overall survival in a B16F10 melanoma model compared to either PD-1- or PD-L1- checkpoint inhibitors or to the combination of both

CTX-8371 also reduced tumor growth in the syngeneic MB49 bladder cancer model and in the syngeneic EMT-6 breast cancer models which are known to be non-responsive to checkpoint blocker treatments.

Figure 15. Dosing with CTX-8371 led to tumor growth inhibition in the syngeneic EMT-6 breast cancer model and in the syngeneic MB49 bladder cancer model

IND-enabling studies with CTX-8371 were initiated in August 2020 with the goal of initiating its clinical testing in the second half of 2021 following submission and acceptance of an IND.

License Agreement

We are successor to an amended and restated collaboration agreement with Adimab, LLC, or Adimab, dated February 11, 2015, as amended. This agreement relates to our license from Adimab for certain antibodies for development and commercialization as biopharmaceutical products, including our lead product candidate, CTX-471. We were granted an exclusive option to license antibodies under the agreement, which we exercised with respect to CTX-471, through which we gained an exclusive license to certain Adimab patents and know-how related to CTX-471. We are required to use commercially reasonable efforts to develop, seek marketing authorization for, launch and commercialize the licensed antibody. We are required to make payments upon achievement of development milestones that, as of December 31, 2020, amounted to $3.5 million, of which we have already made $1.5 million in milestone payments and we have additional potential payments due in the amount of $2.0 million. In addition, we are required to pay royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.

The agreement will expire on a country-by-country basis on the expiration of the last royalty term for a product in the particular country, which commences from the first commercial sale of such product in such country until the twelve-year anniversary of such sale, in which case the license for any licensed antibody will automatically convert to be perpetual, irrevocable, non-exclusive and fully-paid in such country. The agreement may also be terminated by the parties for uncured material breach by the other party, and we may also terminate the agreement upon three months prior written notice to Adimab.

Intellectual Property

Overview

We strive to protect the proprietary technology, inventions, and know-how to enhance improvements that are important to the development of our business, including seeking, maintaining, and defending patent rights. We also rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of antibody therapeutics that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our success depends in part on our ability to: obtain and maintain patent and other protections for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and intellectual property rights of third parties.

Our ability to stop third parties from making, using, selling, offering to sell, or importing our products depends in large part on the extent to which we have rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally in certain jurisdictions where it is available. For example, we file U.S. and selected foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also intend to seek patent protection, or rely upon trade secret rights, to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products or improvements thereof. We seek protection, in part, through confidentiality and proprietary information agreements.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional application which matures into a granted patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent caused by the U.S. Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application. In addition, in the U.S., the term of a U.S. patent that covers an FDA approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Patent Protection

For all patent applications, we determine strategy for claim scope on a case-by-case basis, taking into account advice of counsel and our business model and needs. We file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, based on our assessment of their strategic value. We continuously reassess the number and type of patent applications, as well as pending and issued patent claims to ensure that maximum coverage and value are obtained for our processes and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of February 28, 2021, we have had 74 patent applications pending in the United States and foreign jurisdictions relating to CTX-471, CTX-8371 and other discovery and research programs. We have six patents which have issued in the United States related to our CTX-471 program.

We own five pending patent families with six issued U.S. patents, four U.S. Utility or provisional patent applications, one Patent Cooperation Treaty, or PCT, patent applications and 26 patent applications in foreign jurisdictions, related to our CD137 agonist antibody therapeutic platform including, but not limited to, our CTX-471 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2038, subject to possible patent term extension.

We own two pending patent families with three U.S. Utility or provisional patent applications, one PCT patent application, and two patent applications in foreign jurisdictions, related to our PD-1/PD-L1 bispecific antibody therapeutic platform including, but not limited to, our CTX-8371 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own, or have an ownership interest in, seven pending patent families with eight U.S. Utility or provisional patent applications and two PCT patent applications and eight patent applications in foreign jurisdictions related to our discovery and research programs. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own four pending patent families with two U.S. Utility or provisional patent applications and two PCT patent applications related to our antibody and display programs including, but not limited to, common light chains and mammalian display platforms. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

Trademark Protection

We have filed for and obtained trademark protection in multiple jurisdictions for the COMPASS THERAPEUTICS word mark and logo for goods and services. We have filed for and obtained trademark protection on the StitchMabsTM word mark in the U.S. for goods.

Trade Secret Protection

Finally, we may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For further information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, including CTX-471, CTX-8371 and our platform technologies, including our StitchMabsTM platform and our programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies, such as AbbVie, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company, or BMS, Eli Lilly, Genentech, Inc., GlaxoSmithKline PLC, Johnson & Johnson, Merck & Co., Inc., Merck KGaA, Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

Product candidates that we successfully develop will compete with a range of therapies that are currently approved and any new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Currently marketed oncology drugs and therapeutics range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech Inc.’s Kadcyla, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ Yervoy, and PD-1/PD-L1, such as BMS’ Opdivo, Merck & Co.’s Keytruda and Genentech’s Tecentriq, to T cell-engager immunotherapies, such as Amgen’s Blincyto. In addition to these marketed therapies, numerous compounds are in clinical development for the potential treatment of cancer.

If we are successful in advancing one or more of our product candidates toward registrational studies and filing a BLA or BLAs, and if we are successful at obtaining approvals from the FDA or any other regulatory agency to market one or more of our product candidates, then the availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors, who may be successful at obtaining marketing approval from the FDA or other regulatory approval for their products prior to us obtaining marketing approval for our product candidates, could result in our competitors launching their products sooner and establishing a strong market position before we are even able to enter the market.

Sales and Marketing

We hold worldwide rights to all of our product candidates, which provide us the optionality to grow our internal pipeline independently or partner selected rights to our product candidates in different geographies throughout the world. Subject to receiving marketing approval, we intend to maximize the value of our product candidates by either independently planning to pursue the commercialization of our products in one or more major geographies by building an internal sales and marketing organization, or by seeking collaborations with third parties with commercialization infrastructure.

At the appropriate time in the future, and if one or more of our product candidates continues to advance successfully in development and enter registrational studies, we also plan to build a marketing and sales management organization to create and implement marketing strategies for any product candidates that we would potentially market through our own sales organization and to oversee and support our sales force. The responsibilities of such marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We have relied on, and intend to continue to rely on, qualified third-party contract manufacturers to produce our product candidates, including clinical supplies to support our clinical trials. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture clinical quantities of any products that we may successfully develop. We expect that commercial quantities of any compound and materials for our product candidates, if approved, will be manufactured in facilities and by processes that comply with FDA and other regulations, which may differ from our current clinical supply manufacturers.

Government Regulation

Government authorities in the United States, including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of biological products, such as those we are developing. In addition, some government authorities regulate the pricing of such products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Review and Approval for Licensing Biologics in the United States

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. FDA approval is required before any biological product can be marketed in the United States. Biological products are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive nonclinical laboratory tests and nonclinical animal studies, all performed in accordance with the Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCPs, to establish the safety and efficacy of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
•	review of the product application by an FDA advisory committee, where appropriate and if applicable;
•

a determination by the FDA within 60 days of its receipt of a BLA to file the application for review; satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP;

•	satisfactory completion of any FDA audits of the clinical study sites to assure compliance with GCPs, and the integrity of clinical data in support of the BLA; and
•	FDA review and approval of a BLA for a biological product candidate that is safe, pure, and potent prior to any commercial marketing or sale of the product in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

An IND is a request for authorization from the FDA to administer an investigational biological product to humans in clinical trials. The central focus of an IND submission is on the general investigational plan, the protocol(s) for human trials and the safety of study participants. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during clinical trials and may impose a partial clinical hold that would limit trials, for example, to certain doses or for a certain length of time.

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB, before the trials may be initiated and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a biological product is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

Phase 1.  The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

Phase 2.  The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

Phase 3.  The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to statistically evaluate safety, purity and potency, to evaluate the overall benefit-risk profile of the investigational product, and to provide an adequate basis for physician labeling.

Phase 4.  In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the biological product. Such post-approval studies are typically referred to as Phase 4 clinical trials.

Sponsors must also report to the FDA, within certain timeframes, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

A manufacturer of an investigational biological product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational biological product. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational biological product or, as applicable, 15 days after the biological product receives a designation as a breakthrough therapy or fast track product.

Submission of a BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee. For fiscal year 2020, the application user fee is $2,942,965, and the sponsor of an approved BLA is also subject to an annual program fee of $325,424 for each approved biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

A BLA must include all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things.

Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

The FDA conducts a preliminary review of all BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. Once a BLA has been submitted, the FDA’s goal for novel biological products generally is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by the FDA’s requests for additional information or clarification.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The FDA is required to refer an application for a novel biological product to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on a BLA

After the FDA evaluates the BLA and conducts relevant inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biological product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will identify the deficiencies that prevent the FDA from approving the application and may require additional clinical data or an additional Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial.

The FDA could also approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of BLAs. For example, Fast Track Designation may be granted to a biological product intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs. The key benefits of fast track designation are more frequent interactions with the FDA during development and testing, the eligibility for priority review, and rolling review, which is submission of portions of an application before the complete marketing application is submitted.

Based on results of the Phase 3 clinical trial(s) submitted in a BLA, the FDA may grant the BLA a priority review designation, which sets the target date for FDA action on the application for a novel product at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the biological product’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the biological product is intended, alone or in combination with one or more other drugs, to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from FDA to ensure an efficient development program.

Post-Approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Biological product manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, or distribution, or may require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may suspend or revoke product license approvals if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a biological product and FDA may require labeling changes related to new reduced effectiveness information. Other potential consequences of a failure to maintain regulatory compliance include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, untitled or warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending BLAs or supplements to approved BLAs;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Biological products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Pediatric Trials and Exclusivity

A sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Generally, development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric trials are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the BLA sponsor’s data.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of the product’s approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product.

European Union/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the BLA filed in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the European Union, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of biological products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

Centralized procedure.  The European Medicines Agency, or EMA, implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

National authorization procedures.  There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

Decentralized procedure.  Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In some cases, a Pediatric Investigation Plan, or PIP, or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Accelerated Review

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement for our products from third-party payors, such as government healthcare programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations, and other organizations. These third-party payors decide which medications they will pay for and will establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as antibody-based therapies.

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

Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.

Further, third-party payors are increasingly challenging the price and examining the medical necessity and cost- effectiveness of medical products and services, in addition to their safety and efficacy. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

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

Current and future healthcare reform legislation

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases rebates for drugs sold to Medicaid programs owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and created a mandatory discount program for certain Medicare Part D beneficiaries in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the previous Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction was created to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, and due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. However, under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequestration reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, or the ATRA, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of a federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, at the federal level, the previous Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the previous Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that became effective as of January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress has indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

On July 24, 2020 and September 13, 2020, then-President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or for the purchase, lease, order or recommendation of, or arranging for, an item, good, facility or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA;

•

federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors, that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme, to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which requires drug, device, medical supply, and biologics manufacturers to disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions; and

•

analogous state and foreign law equivalents of each of the above U.S. federal laws, such as anti- kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure of sales representatives; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to administrative, civil, and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, damages, fines, disgorgement, reputational harm, the curtailment or restructuring of our operations, and additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

We are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

In the event we decide to conduct future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

Employees and Human Capital

As of December 31, 2020, we had 31 employees, of which all were full-time employees, 19 were primarily engaged in research and development activities and 13 hold M.D. or Ph.D. degrees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As an emerging company operating in a competitive industry, much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds.

Corporate Information

We were incorporated as Olivia Ventures, Inc. in the State of Delaware on March 20, 2018. On June 17, 2020, a wholly-owned subsidiary of ours merged with and into Compass Therapeutics, a private limited liability company formed in 2014. Following the Merger, Compass Therapeutics was the surviving entity and became our wholly-owned subsidiary, and all of the outstanding common and preferred membership interests of Compass Therapeutics were converted into shares of our common stock. On June 17, 2020, we changed our name to Compass Therapeutics, Inc. As a result of the Merger, we acquired the business of Compass Therapeutics and we will continue the existing business operations of Compass Therapeutics as a public reporting company under the name Compass Therapeutics, Inc.

Our principal executive offices are located at 80 Guest Street, Suite 601, Boston, Massachusetts 02135, and our telephone number is (617) 500-8099.

Available Information

Our website address is www.compasstherapeutics.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website at www.compasstherapeutics.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K, or Form 10-K, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses. Our net losses were $29.5 million and $34.7 million for the years ended December 31, 2020 and 2019, respectively, and as of December 31, 2020, we had an accumulated deficit of $151.4 million. In addition, as of December 31, 2020, we had stockholders’ equity of $39.9 million. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity and borrowings under the 2018 loan and security agreement with Pacific Western Bank, or the 2018 Credit Facility. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities for our product candidates.

We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to advance the preclinical and clinical development of our existing product candidates and our research programs;
•	leverage our research and development capabilities, including our proprietary StitchMabsTM technology, to advance additional product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including to support our clinical development and our operations as a public company;
•	maintain, expand and protect our intellectual property portfolio;
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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our existing or future collaborators’, success in:

•

completing preclinical studies and clinical trials of our product candidates, including our ongoing Phase 1 clinical trial of CTX-471 as a monotherapy and other clinical trials for CTX-471 and CTX-8371;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including CTX-471 and CTX-8371, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop. Additionally, any COVID-19 related program setbacks or delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact our programs and increase our expenditures.

Our future capital requirements depend on many factors, including:

•	the scope, progress, timing, results and costs of researching and developing CTX-471, CTX-8371 and our other product candidates, and of conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approval for CTX-471, CTX-8371 and any future product candidates we develop, if clinical trials are successful;
•	the costs of manufacturing CTX-471, CTX-8371 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
•	the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials, the third-parties on whom we rely, and the supply of our product candidates;
•

the costs of commercialization activities, including marketing, sales and distribution costs, for CTX-471, CTX-8371 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2020, we had $47.1 million in cash and cash equivalents. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

If we raise additional capital through marketing, sales and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, future revenue streams or research programs, technologies or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through additional sales of common stock or securities convertible or exchangeable into common stock, investors’ ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are early in our development efforts. We are conducting our first clinical trial for CTX-471, our lead product candidate. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of CTX-471, CTX-8371 and any other current or future product candidates we develop, which may never occur. Our current product candidates, including CTX-471, CTX-8371 and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

•	timely and successful completion of preclinical studies and our clinical trials;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

•	our plans to successfully submit investigational new drug, or IND, applications with the FDA for CTX-471, CTX-8371 and/or other current and future product candidates;
•	our ability to complete preclinical studies for current or future product candidates;
•	successful enrollment in, including maintaining or reaching target enrollment levels during the COVID-19 pandemic, and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•	our ability to establish agreements with third-party manufacturers on a timely and cost-efficient manner;
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

•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•	our ability to identify bispecifics; and
•	enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that CTX-471, CTX-8371 or any other current or future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. Although we have completed the Phase 1a stage of our clinical trial of CTX-471 and are in the process of conducting the Phase 1b stage of the trial, we may experience delays in completing this trial or in initiating any planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for CTX-471, CTX-8371 or any other future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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
•

even though, as of February 28, 2021, we have not experienced challenges in enrolling patients into our ongoing Phase 1 clinical trial of CTX-471, there can be no assurance that we will not encounter such challenges in the future for this trial or other trials;

•

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

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct additional “open-

label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

With the exception of CTX-471, which is currently being tested in a Phase 1 clinical trial, all of our product candidates are still in the discovery or preclinical stage, and the risk of failure for such product candidates is high. In addition, any one or more of our product candidates that have not yet entered the clinic may never advance into clinical development. For instance, in early 2021, we conducted a review of our pipeline and made the strategic decision to deprioritize the development efforts for our NKp30 innate cell engager platform and to refrain from advancing CTX-8573 to IND-enabling studies. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
Immuno-oncology drugs have been observed to cause side effects, generally related to over activation of the immune system. These include colitis, diabetes, pituitary inflammation, thyroiditis, myocarditis, liver inflammation, thrombocytopenia, among others. Our immuno-oncology product candidates, including our lead candidate, CTX-471, may have similar or additional side effects. We completed the Phase 1a stage of the clinical trial evaluating the safety and tolerability of CTX-471 in mid-2020. In this study, all of the 19 patients enrolled received at least one dose of CTX-471. There were two treatment-related serious adverse events reported that included hypoxia, which resolved, and thrombocytopenia purpura, which also resolved. Two dose-limiting toxicities of immune-related thrombocytopenia were also reported. The second stage (Phase 1b) of our CTX-471 Phase 1 trial is currently ongoing. As of February 28, 2021, 11 patients in the Phase 1b stage had received at least one dose of CTX-471. As of February 28, 2021, no treatment-related side effects have been reported in the Phase 1b stage; however, treatment related side effects may emerge at a later time in the study. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated.

We are developing CTX-8371 as a potential bispecific antibody that simultaneously targets both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. While we have observed so far in preclinical testing that simultaneous targeting of both PD-1 and PD-L1 has been associated with less toxicity than targeting either PD-1 alone or PD-L1 alone, there can be no assurance that CTX-8371 will not demonstrate unacceptable toxicities in later testing that may render it unsafe or intolerable.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Antibody therapeutics and bispecifics and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that CTX-471, CTX-8371 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we intend to pursue CTX-471 in part in combination with other therapies and may develop CTX-8371 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our clinical trials. See “—Risks Related to Reliance on Third Parties—We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for CTX-471, CTX-8371 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize CTX-471, CTX-8371 and any current or future product candidates we develop and our business could be materially harmed.” Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of CTX-471, CTX-8371 or current or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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

Nineteen patients were enrolled in our Phase 1a dose escalation stage of the trial and as of February 28, 2021, 11 patients have received at least one dose of CTX-471 in the Phase 1b dose expansion stage of the trial. A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes and heterogeneous patient populations, such as our ongoing Phase 1 clinical trial of CTX-471, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and with more homogeneous patient populations. As a result, there may be less certainty that CTX-471 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of CTX-471, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1 clinical trial. Similarly, if we conduct a clinical trial of any other product candidate we develop, including CTX-471, with a smaller sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

We have chosen to prioritize development of CTX-471 and CTX-8371. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of CTX-471 and CTX-8371 rather than other product candidates. This decision is based, in part, on the significant resources required for developing and manufacturing antibody therapeutics and bispecifics. To date, no regulatory authority has granted approval for an antibody therapeutic targeting CD137, also known as 4-1BB, as well as the target of CTX-471. Of note, several drugs targeting CD137 have been tested in early-stage clinical trials, and at least one of these drugs had severe side effects. It is possible that CTX-471 may have similar adverse effects, including toxicity, in humans. As a result, we may be foregoing other potentially more profitable antibody therapies or drugs with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities.

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

Risks Related to Regulatory Approval of Our Product Candidates

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, on April 16, 2020, the FDA announced that it was continuing to meet key review program user fee performance goals, approve applications and communicate with applicants. However, the FDA noted that it may not be able to sustain its current level of performance indefinitely during the COVID-19 pandemic. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

We intend to develop CTX-471 in part in combination with other therapies and may develop CTX-8371 and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We intend to develop CTX-471 in part in combination with other therapies, such as trastuzumab, and may develop CTX-8371 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been previously tested in the clinic and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate CTX-471, CTX-8371 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell CTX-471, CTX-8371 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biological products we choose to evaluate in combination with CTX-471, CTX-8371 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Certain policies of the previous Trump Administration may impact our business and industry. President Trump took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We may initially seek approval for CTX-471, CTX-8371 and any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

If we are unable to establish marketing, sales and distribution capabilities for CTX-471, CTX-8371 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for CTX-471, CTX-8371 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Risks Related to Healthcare, Insurance and Legal Matters

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the previous Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Also, in December 2018, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, at the federal level, the previous Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the previous Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other proposed measures may require additional authorization to become effective, Congress has indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

On July 24, 2020 and September 13, 2020, then-President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule.

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

Risks Related to Manufacturing of Our Product Candidates

The loss of our third-party manufacturing partners or our, or our partners’, failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

We have contracted with qualified third-party contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical trials. If approved, commercial supply of CTX-471, CTX-8371 and any future product candidates may also be manufactured at one or more CMOs.

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

On February 1, 2019 the government of Venezuela, in response to certain U.S. sanctions, began to require that foreign entities pay all official fees, including patent fees (either for pending matters or new petitions), in PETRO, a “cryptocurrency” created by the Nicolás Maduro administration in February 2018 as a way to collect U.S. dollars while avoiding American financial sanctions issued under an Executive Order of then-President Trump on March 19, 2018. The Executive Order banned transactions involving “any digital currency, digital coin, or digital token, that was issued by, for, or on behalf of the Government of Venezuela on or after January 9, 2018.” The prohibition is applicable to any U.S. entity unless exempted by license. We do not hold such a license and therefore may not be able to secure patents in Venezuela. A presidential decree dated January 14, 2020 formally established the PETRO as a mandatory means of payment. In response, the Venezuelan Patent Office established an alternative payment method allowing the receipt of deposits with the value of corresponding Official fees in U.S. Dollars and Euros in cash at a non-sanctioned governmental bank. While this has been an adequate course of action to proceed in compliance, there is no guarantee it will remain so.

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

Risks Related to Information Technology and Data Privacy

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

Risks Related to Our Work with Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for CTX-471, CTX-8371 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize CTX-471, CTX-8371 and any current or future product candidates we develop and our business could be materially harmed.

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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our current or future product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

Our competitors may obtain FDA or other regulatory approval of their product candidates more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or platform technologies. Our competitors may also develop drugs or discovery platforms that are more effective, more convenient, more widely used or less costly than our product candidates or, in the case of drugs, have a better safety profile than our product candidates. These competitors may also be more successful than us in manufacturing and marketing their products, and have significantly greater financial resources and expertise in research and development.

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

Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our current and future product candidates. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

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
•

managing our internal development efforts effectively, including the clinical and FDA review process for CTX-471, CTX-8371 and any other current or future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize CTX-471, CTX-8371 and any current or future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize CTX-471, CTX-8371 and any current or future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

We have broad discretion in the use of our cash resources and may not use them effectively.

We currently intend to use our cash resources for continuing clinical development of CTX-471, including the continuation of our ongoing Phase 1 clinical trial and the preparation for and initiation of the Phase 2 trials, the advancement of our second product candidate, CTX-8371, through IND-enabling studies, the advancement of our pre-clinical and discovery programs in development, and for working capital and other general corporate purposes. Although we currently intend to use our cash resources in such a manner, we will have broad discretion in their application. Our failure to apply these funds effectively could affect our ability to continue to develop and commercialize our product candidates. Pending their use, we may invest our cash resources in a manner that does not produce income or loses value.

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers—Thomas J. Schuetz, our co-founder and Chief Executive Officer, and Vered Bisker-Leib, our President and Chief Operating Officer—could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of Dr. Schuetz or Dr. Bisker-Leib could impede the achievement of our research, development and commercialization objectives.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to annually report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify significant deficiencies and/or material weaknesses in our internal controls. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2020, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We will continue to incur increased costs as a result of being a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations in the future. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, if applicable, and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

Because we are quoted on the OTCQB instead of a national exchange or quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTC Market Group’s OTCQB Venture Market quotation system under the ticker symbol “CMPX.” The OTCQB are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQB is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTCQB is not a stock exchange, and trading of securities on them is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

As of December 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 74% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The resale of shares covered by our effective resale registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a registration statement with the SEC registering the resale of 52,151,798 shares of our common stock issued in connection with the reverse merger and the private placement offering, or Private Placement, which was declared effective by the SEC on September 25, 2020. The resale of a substantial number of shares of our common stock registered under the registration statement in the public market could adversely affect the market price for our common stock and make it more difficult for our stockholders to sell shares of our common stock at times and prices that they feel are appropriate. Furthermore, we expect that, because the large number of shares registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from sales under the registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended form time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Boston, Massachusetts. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located at 80 Guest Street, Boston, Massachusetts, and consists of 19,112 square feet of office space and laboratory space pursuant to a sublease agreement that expires in May 2025. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings as part of our ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

On March 4, 2021, shares of our common stock were approved for trading on the OTCQB Venture Market under the symbol “CMPX”.

As of February 25, 2021, there were approximately 220 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. In addition, our 2018 Credit Facility contains, and any future debt financing arrangement we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination related to our dividend policy will be made at the discretion of our board of directors in light of conditions then-existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

Item 6. Selected Financial Data.

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The selected statements of operations for the years ended December 31, 2020 and 2019 and the selected balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements that are included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019
	(000's)
Statement of Operations Data:
Operating expenses:
Research and development expense	$14,904	$22,449
General and administrative expense	12,908	11,603
Total operating expenses	27,812	34,052
Operating loss	(27,812)	(34,052)
Other income (expense):
Interest expense	(908)	(1,228)
Other income (expense), net	(780)	536
Total other expense	(1,688)	(692)
Net loss	$(29,500)	$(34,744)
Basic and diluted loss per common share	$(0.96)	$(5.19)
Basic and diluted weighted average common shares outstanding	30,776	6,691

	2020	2019
	(000's)
Balance Sheet Data
Cash and cash equivalents	$47,076	$25,303
Working capital	40,103	16,417
Total assets	51,911	30,381
Debt (current and noncurrent portions)	9,334	14,869
Total stockholders’ equity (deficit)	39,945	(118,603)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Compass Therapeutics, Inc. (formerly named Olivia Ventures, Inc.) together with its wholly-owned subsidiaries, including Compass Therapeutics LLC, which we refer to as Compass Therapeutics.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing proprietary antibody therapeutics intended to engage the immune system to treat both solid tumors and hematological malignancies. Our immuno-oncology product candidates include a clinical-stage monoclonal antibody targeting solid tumors, a novel bispecific targeting PD-1 and PD-L1, and a portfolio of bispecific and monoclonal antibodies at various stages of pre-clinical development. These product candidates are designed to address three critical components required for an effective immune response to cancer: induction of a potent innate immune response; activation of the adaptive immune system; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance and activation. We plan to advance our product candidates through clinical development, either as standalone therapies or in combination with existing therapies as long as their continued development is supported by clinical and nonclinical data.

Financial Overview

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations to date primarily with proceeds from private placements of preferred and common equity and borrowings under the 2018 loan and security agreement with Pacific Western Bank, or 2018 Credit Facility. Through December 31, 2020, we had received gross proceeds of $192.5 million from the sale of equity securities, including $60.5 million in gross proceeds from the sale of our common stock in the Private Placement (as defined below), and $15.0 million under the 2018 Credit Facility.

We have incurred significant operating losses since inception. We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $29.5 million and $34.7 million for the years ended December 31, 2020 and 2019, respectively, and as of December 31, 2020, we had an accumulated deficit of $151.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of December 31, 2020, we had $47.1 million in cash and cash equivalents. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditures requirements into the second quarter of 2022. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Listing on the OTCQB Market

On March 4, 2021, shares of our common stock were approved for trading on the OTCQB Venture Market under the symbol “CMPX”.

Reverse Merger

We were originally incorporated as Olivia Ventures, Inc. (“Olivia”) in the State of Delaware on March 20, 2018. Prior to the Merger (as defined below), Olivia was a “shell company” (as defined in Rule 12b-2 of the Exchange Act).

On June 17, 2020, we completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among us, Compass Acquisition LLC and Compass Therapeutics, and, as a result, Compass Therapeutics became a wholly-owned subsidiary of the Company. Additionally, certain of our wholly-owned subsidiaries, each, a Blocker Merger Sub, merged with and into the applicable blocker entity, or the Blockers, in transactions which we refer to as the Blocker Mergers.

At the effective time of the Merger and the applicable effective time of each Blocker Merger, collectively, the Effective Time, an aggregate of 31,627,139 shares of its common stock were issued to holders of common membership interests of Compass Therapeutics (including common membership interests issued upon the conversion of preferred membership interests) and 7,428,217 shares of its common stock were issued to the holders of equity interests of the Blockers. The issuances of shares of our common stock to the security holders of Compass Therapeutics and the Blockers are collectively referred to as the Share Conversion.

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

The following discussion highlights Compass Therapeutics, Inc.’s consolidated results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and the consolidated statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such consolidated financial statements and the related notes thereto.

Private Placement Offering

On June 19, 2020, we sold 12,096,442 shares of our common stock pursuant to the Private Placement offering of our common stock at a purchase price of $5.00 per share. The aggregate gross proceeds from the Private Placement were approximately $60.5 million (before deducting placement agent fees and other expenses in connection with the Private Placement).

In connection with the Private Placement, we agreed to pay the placement agents, Raymond James & Associates, Inc., B. Riley FBR, Inc. and Katalyst Securities LLC and other legal and accounting private placement costs of $6.3 million, for net proceeds of $54.2 million.

The Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Private Placement was sold to “accredited investors”, as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

COVID-19 Update

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. As of February 2021, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. In an effort to contain the spread of COVID-19, the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home or shelter-in-place orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact, and the economic impact on local, regional, national and international markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19 community-wide. We are ensuring that essential staffing levels at our operations remain in place, including maintaining key personnel in our laboratory facilities. We have implemented stringent safety measures designed to create a safe and clean environment for our employees as we continue to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic.

To date, we have been able to continue to pursue our Phase 1 clinical trial without significant delays or major difficulties despite the COVID-19 pandemic. Nevertheless, we could experience some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials and our ability to conduct ongoing clinical trials. We also expect that COVID-19 precautions may directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries, (ii) the availability, cost or supply of materials, and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Components of Results of Operations

Research and development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-471 and CTX-8371, as well as unrelated preclinical and discovery program expenses. We expense research and development costs as incurred. These expenses include:

•	employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;
•	Contract Research Organizations (“CROs”) that are primarily engaged to support the clinical development of our product candidates;
•

Contract Manufacturing Organizations (“CMOs”) that are primarily engaged to provide drug substance and drug product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;

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

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of nonclinical and clinical development activities;
•	the number and scope of nonclinical and clinical programs we decide to pursue;
•	raising necessary additional funds;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	our ability to maintain our current development program and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of drug substance and drug product for use in production of our product candidate;

•	establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidate, if and when approved;
•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;
•	competition with other products;
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our business operations. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company.

Interest expense

Interest expense consists primarily of cash interest under our 2018 Credit Facility that we entered into in March 2018 and the related non-cash interest attributable to the amortization of deferred financing costs incurred in connection with this facility.

Other income (expense)

Other income (expense) consists of the change in fair value of derivative liability, realized loss on sale of furniture and equipment and interest income received on our cash equivalents.

Our 2018 Credit Facility includes contingent interest rate reset features and a contingent feature to pay a success fee upon the occurrence of certain liquidity events as defined in the credit agreement. These features had been bifurcated from the 2018 Credit Facility, recorded at their estimated fair values and re-measured at each reporting period until they were exercised, expire, or otherwise settled. The success fee was settled in its entirety in June 2020 in connection with the Merger.

Income taxes

Compass Therapeutics, a Delaware limited liability company and the business that was acquired in the Merger, is treated as a partnership for income tax reporting purposes and therefore, federal and state income taxes are the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company are recorded in our condensed consolidated financial statements. The wholly-owned subsidiary of Compass Therapeutics, Compass Therapeutics Advisors Inc., is organized as a C corporation and is subject to federal and state income taxes. All such taxes have been recorded in our consolidated financial statements. The Company recorded a deferred income tax asset of $6.6 million primarily related to a net operating loss carryforward and research and development tax credit carryforward. The asset has a corresponding full deferred income tax valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. See Note 15 to our financial statements appearing in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes the results of operations for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
	2020	2019	Change
	(000's)
Operating expenses:
Research and development	$14,904	$22,449	$(7,545)
General and administrative	12,908	11,603	1,305
Total operating expenses	27,812	34,052	(6,240)
Loss from operations	(27,812)	(34,052)	6,240
Other income (expense):
Interest expense	(908)	(1,228)	320
Other income (expense), net	(748)	627	(1,375)
Total other expense	(1,656)	(601)	(1,055)
Loss before income tax expense	(29,468)	(34,653)	5,185
Income tax expense	(32)	(91)	59
Net loss	$(29,500)	$(34,744)	$5,244

Research and development expenses

Research and development expenses decreased by $7.5 million from $22.4 million for the year ended December 31, 2019 to $14.9 million for the year ended December 31, 2020. This decrease was primarily attributable to a reduction in our research and development personnel and related expenses, and the completion of our preclinical efforts for our lead product candidate, CTX-471. We initiated efforts to reduce our research and development workforce in April 2019 which resulted in a decrease in salaries and related benefits of $3.2 million. In addition, the transition of CTX-471 to the clinic and the completion of pre-clinical studies and filing of our IND in 2019 resulted in research and development expenses decreasing by $4.5 million for the year ended December 31, 2020, of which $1.5 million was due to a milestone payment we made under our collaboration agreement with Adimab LLC in 2019 while no such payments were made in 2020. Other research and development expenses decreased by $0.3 million. The decrease was partially offset by $0.5 million in increased manufacturing fees resulting from initiating a manufacturing campaign for our product candidate CTX-8371.

We track supplies, outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal labor or facility costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2020	2019
	(000's)
CTX-471	$3,102	$5,587
CTX-8371	1,487	34
NKp30 cell engagement platform	108	849
Other research and development expenses	10,207	15,979
Total research and development expenses	$14,904	$22,449

We recently decided to deprioritize our development efforts for our NKp30 innate cell engager platform.

General and administrative expenses

General and administrative expenses increased by $1.3 million from $11.6 million for the year ended December 31, 2019 to $12.9 million for the year ended December 31, 2020. The increase was primarily attributable to the issuance of stock options which resulted in an increase in stock-based compensation expense of $2.9 million, as well as an increase in legal and professional fees of $1.6 million associated with transitioning to operating as a public company. These increases were partially offset by a decrease in salaries and related benefits of $2.3 million related to reduced headcount and we began allocating employee benefits to research and development according to headcount in 2020. In addition, the increases were offset by decreased legal costs associated with our intellectual property of $0.7 million and decreased facilities costs of $0.2 million. The reduced headcount was the result of efforts we initiated in April 2019 which resulted in a decrease in salaries and related benefits. We anticipate that our general and administrative expenses will continue to increase in future periods as we expand our operations to support our research and development efforts and operate as a public company.

Interest expense

Interest expense was $0.9 million during the year ended December 31, 2020, compared to $1.2 million during the year ended December 31, 2019. Pursuant to our 2018 Credit Facility, we began making principal payments in April 2020, reducing the average outstanding balance of our debt in the second quarter of 2020.

Other income (expense)

Interest income decreased by $0.6 million during the year ended December 31, 2020 compared to 2019 and was primarily attributable lower interest rates on our cash and cash equivalents. We recognized an increase in our derivative liability of $0.4 million. The increase in fair value of the derivative liability was attributable to a liquidity event occurring whereby a success fee payment became payable pursuant to our 2018 Credit Facility. This fee was paid in June 2020 following the Merger. There was a realized loss of $0.3 million from the sale of equipment in conjunction with our move to a new location.

Income tax expense

During the years ended December 31, 2020 and 2019, we recognized income tax expense of $32 thousand and $91 thousand, respectively, which were attributable to the services provided by a wholly-owned subsidiary of Compass Therapeutics, prior to the closing of the Merger.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations to date primarily with proceeds from private placements of preferred and common equity and borrowings under the 2018 Credit Facility. Through December 31, 2020, we had received gross proceeds of $192.5 million from the sale of equity securities, including $60.5 million from the sale of our common stock in the Private Placement (as described above). In addition, we received $15.0 million in term loan borrowings under the 2018 Credit Facility, of which $9.3 million was outstanding as of December 31, 2020. As of December 31, 2020, we had cash and cash equivalents of $47.1 million.

Indebtedness

In March 2018, we entered into the 2018 Credit Facility with Pacific Western Bank which matures on March 1, 2022 and consists of $15.0 million in term loans. The term loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. On December 31, 2020, the interest rate was 6.25%. In an event of default, as defined in the agreement, the interest rate applicable to borrowings would increase by 5.0%. We made interest-only payments through March 31, 2020, and beginning in April 2020, we began to make equal monthly principal payments of $625 thousand, which we are required to be made through March 31, 2022. The 2018 Credit Facility allows us to prepay the outstanding principal at any time, subject to a 0.5% prepayment charge on the then-outstanding principal amount. As of December 31, 2020, $9.3 million was outstanding. The 2018 Credit Facility included a success fee of $1.1 million to the lender which was paid upon completion of the Merger. See additional details of the 2018 Credit Facility in Note 7 to our financial statements appearing in this Form 10-K.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2020	2019
	(000's)
Cash used in operating activities	$(26,803)	$(31,741)
Cash provided by (used in) investing activities	38	(466)
Cash provided by financing activities	48,538	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,773	$(32,207)

Operating Activities

During the year ended December 31, 2020, we used $26.8 million of cash in operating activities, resulting from our net loss of $29.5 million and the change in operating assets and liabilities of $4.6 million, offset by non-cash charges of $7.3 million. Our non-cash charges were comprised of depreciation and amortization of $2.4 million, loss on disposal of equipment of $0.3 million, share-based compensation expense of $4.0 million, non-cash interest expense of $90 thousand, and a change in fair value of our derivative liability of $0.5 million. The change in our operating assets was primarily related to an increase in prepaid manufacturing expenses, the settlement of a derivative liability and a decrease in our accrued expenses due to the timing in which we pay our vendors.

During the year ended December 31, 2019, we used $31.7 million of cash in operating activities, resulting from net loss of $34.7 million and the change in operating assets and liabilities of $0.3 million, offset by non-cash charges of $3.3 million. Our non-cash charges were comprised of depreciation and amortization of $2.1 million, unit-based compensation expense of $0.9 million, a change in fair value of our derivative liability of $0.1 million and non-cash interest expense of $0.1 million. The change in our operating assets was primarily related to the decrease in our accounts payable offset by the decrease in prepaid expenses and the increase in accrued expenses.

Investing Activities

During the year ended December 31, 2020 cash provided by investing activities was $38 thousand attributed to the sale of equipment for which we received $0.1 million, offset by $0.1 million in purchases of equipment. During the year ended December 31, 2019, cash used in investing activities was $0.5 million and is for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2020, we received net cash proceeds of $48.5 million from financing activities. This was primarily due to the closing of a Private Placement in June 2020, which resulted in net proceeds of $54.2 million that were partially offset by $5.6 million in payments under the 2018 Credit Facility. We had no financing activities during the year ended December 31, 2019.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate into the expansion stage of our Phase 1 trial and our second product candidate to IND-enabling studies. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of CTX-471, initiate clinical development of CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-471 and CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period (000's)(4)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Principal and interest payments on long-term debt(1)	$9,771	$7,876	$1,895	$—	$—
Operating lease commitments(2)	6,065	1,440	2,658	1,967	—
Manufacturing commitments(3)	2,195	2,195	—	—	—
Total	$18,031	$11,511	$4,553	$1,967	$—

(1)	Interest payable reflects the rate in effect as of December 31, 2020. The interest rate on borrowings under the 2018 Credit Facility is variable and resets monthly.
(2)

Reflects payments due for our leases of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expired in January 2021 and in Boston, Massachusetts under an operating lease agreement that expires in May 2025.

(3)	Amounts in the table reflect the non-cancelable purchase commitments under an agreement with an external CMO, which we have engaged to manufacture preclinical and clinical trial materials.

(4)

This table does not include (i) any milestone payments that are not deemed probable under license agreements as the timing and likelihood of such payments are not known with certainty, (ii) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (iii) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our financial statements appearing in this Form 10-K, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expenses relating to these costs. As of December 31, 2020, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Valuation of Derivative Liability

Our derivative liability is comprised of the contingent interest rate reset features and a contingent feature to pay a success fee upon the occurrence of certain liquidity events under the 2018 Credit Facility. At issuance and at each reporting period, we are required to estimate the fair value of the derivative liability using a probability-weighted expected return method. This method requires judgment when estimating the timing and probability of future events, such as a change in control event, future liquidity events, and repayment of our debt obligation under the 2018 Credit Facility. We then apply a risk-adjusted discount rate reflecting the expected risk profile for each of the potential settlement scenarios and relating timing. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period. The contingent success fee derivative was settled at the time of the Merger in June 2020.

Stock Awards and Unit-Based Compensation

The following table summarizes stock awards and unit-based compensation expense:

	Year Ended December 31,
	2020	2019
	(000's)
Research and development	$605	$383
General and administrative	3,411	532
Total unit-based compensation	$4,016	$915

        See Notes 3 and 9 to our financial statements appearing in this Form 10-K for additional stock compensation information.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our financial statements appearing in this Annual Report.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Under Section 107(b) of the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have made the election to delay the adoption of such accounting standards as provided in the JOBS Act. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company”, we are exempt from Sections 14A(a) and (b) of the Exchange Act that would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay”, “say-on-frequency”, and “golden parachutes”; and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As discussed above under “—Liquidity and Capital Resources—Indebtedness”, the 2018 Credit Facility bears interest at a floating interest rate, which resets monthly and is equal to the greater of 6.25% and 1.5%, plus the prime rate as published by The Wall Street Journal. As a result, we are exposed to risks from changes in interest rates. A 1.0% increase in interest rates would have resulted in a $0.1 million increase to our interest expense for the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

COMPASS THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Compass Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since March 2020.

Hartford, Connecticut

March 5, 2021

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value per share data)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$47,076	$25,303
Prepaid expenses and other current assets	3,126	935
Total current assets	50,202	26,238
Property and equipment, net	1,126	3,751
Restricted cash	263	263
Other assets	320	129
Total assets	$51,911	$30,381
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,061	$629
Accrued expenses	1,571	3,122
Current portion of long-term debt	7,467	5,576
Derivative liability related to loan	—	494
Total current liabilities	10,099	9,821
Long-term debt, net of current portion	1,867	9,293
Total liabilities	11,966	19,114
Commitments and Contingencies (Note 11)
Convertible preferred stock - 207,164 authorized, issued, and outstanding as of December 31, 2019. No shares authorized, issued, and outstanding as of December 31, 2020.	—	129,870
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value: 10,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019.	—	—
Common stock, $0.0001 par value: 300,000 shares authorized; 52,117 and 9,073 shares issued at December 31, 2020 and 2019, respectively; 51,221 and 7,034 shares outstanding at December 31, 2020 and 2019, respectively.	5	1
Additional paid-in-capital	191,348	3,304
Accumulated deficit	(151,408)	(121,908)
Total stockholders' equity (deficit)	39,945	(118,603)
Total liabilities and stockholders' equity (deficit)	$51,911	$30,381

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$14,904	$22,449
General and administrative	12,908	11,603
Total operating expenses	27,812	34,052
Loss from operations	(27,812)	(34,052)
Other income (expense):
Interest expense	(908)	(1,228)
Other income (expense), net	(748)	627
Total other expense	(1,656)	(601)
Loss before income tax expense	(29,468)	(34,653)
Income tax expense	(32)	(91)
Net loss	$(29,500)	$(34,744)
Net loss per share - basic and diluted	$(0.96)	$(5.19)
Basic and diluted weighted average shares outstanding	30,776	6,691

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2019	207,164	$129,870	6,355	$1	$2,389	$(87,164)	$(84,774)
Vesting of share-based awards	—	—	679	—	—	—	—
Share-based compensation expense	—	—	—	—	915	—	915
Net loss	—	—	—	—	—	(34,744)	(34,744)
Balance at December 31, 2019	207,164	$129,870	7,034	$1	$3,304	$(121,908)	$(118,603)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2020	207,164	$129,870	7,034	$1	$3,304	$(121,908)	$(118,603)
Common shares issued to former shareholders of Olivia Ventures Inc.	—	—	1,000	—	—	—	—
Conversion of Compass Therapeutics LLC preferred shares into common shares upon consummation of the reverse merger	(207,164)	(129,870)	30,630	3	129,867	—	129,870
Common shares issued in private placement, net of issuance costs of $6.3 million	—	—	12,096	1	54,230	—	54,231
Payment to non-participating Compass Therapeutics LLC members upon consummation of Merger	—	—	(13)	—	(69)	—	(69)
Vesting of share-based awards	—	—	474	—	—	—	—
Stock-based compensation	—	—	—	—	4,016	—	4,016
Net loss	—	—	—	—	—	(29,500)	(29,500)
Balance at December 31, 2020	—	$—	51,221	$5	$191,348	$(151,408)	$39,945

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,500)	$(34,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,404	2,120
Loss on disposal of equipment	281	—
Noncash interest expense	90	116
Share-based compensation	4,016	915
Change in fair value of derivative liability	556	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,191)	435
Other long-term assets	(290)	(56)
Accounts payable	432	(1,101)
Accrued expenses	(1,551)	509
Deferred rent	—	(39)
Settlement of derivative liability	(1,050)	—
Net cash used in operating activities	(26,803)	(31,741)
Cash flows from investing activities:
Purchases of property and equipment	(106)	(466)
Proceeds from sale of equipment	144	—
Net cash provided by (used in) investing activities	38	(466)
Cash flows from financing activities:
Proceeds from issuance of common stock	60,482	—
Issuance costs from issuance of common stock	(6,319)	—
Repayment of borrowings under loan	(5,625)	—
Net cash provided by financing activities	48,538	—
Net change in cash, cash equivalents and restricted cash	21,773	(32,207)
Cash, cash equivalents and restricted cash at beginning of year	25,566	57,773
Cash, cash equivalents and restricted cash at end of year	$47,339	$25,566
Supplemental disclosure of cash flow information
Cash paid for interest	$854	$1,115
Supplemental disclosure of financing activities
Conversion of preferred units	$129,870	$—

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage biopharmaceutical company developing proprietary antibody therapeutics intended to engage the immune system to treat both solid tumors and hematological malignancies. The Company’s immuno-oncology product candidates include a clinical-stage monoclonal antibody and a portfolio of bispecific antibodies. The Company was incorporated as Olivia Ventures, Inc. (“Olivia”) in the State of Delaware on March 20, 2018. Prior to the Merger (as defined below), Olivia was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly-owned subsidiaries.

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

On June 17, 2020, the Company completed a merger (the “Merger”) of its wholly-owned subsidiary, Compass Therapeutics LLC, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Olivia Ventures, Inc., Compass Acquisition LLC, Compass Therapeutics LLC, and as a result, Compass Therapeutics LLC became a wholly-owned subsidiary of the Company. Additionally, certain of the Company’s wholly-owned subsidiaries (each, a “Blocker Merger Sub”) merged with and into the applicable blocker entity (“Blockers”) in transactions that are referred to as “Blocker Mergers.”

At the effective time of the Merger and the applicable effective time of each Blocker Merger, (collectively, the “Effective Time”), an aggregate of 31,627,139 shares of the Company’s common stock were issued to holders of common membership interests of Compass Therapeutics LLC (including common membership interests issued upon the conversion of preferred membership interests) and 7,428,217 shares of its common stock were issued to the holders of equity interests of the Blockers. The issuances of shares of the Company’s common stock to the security holders of Compass Therapeutics LLC and the Blockers are collectively referred to as the Share Conversion.

In addition, 2,930,836 shares of the Company’s common stock were reserved for issuance under the Company’s 2020 Stock Option and Incentive Plan. Immediately prior to the Effective Time, an aggregate of 4,000,000 of the 5,000,000 shares of the Company’s common stock held by pre-Merger stockholders of Olivia Ventures, Inc. were forfeited and surrendered for cancellation. No fractional shares of the Company’s common stock were issued in connection with the Merger, and holders of membership interests of Compass Therapeutics LLC received cash in lieu thereof.

The Merger and the Blocker Mergers were treated as a recapitalization and reverse acquisition for financial reporting purposes. Compass Therapeutics LLC is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Compass Therapeutics LLC in filings with the SEC subsequent to the Merger. As a result, the vested and outstanding common membership interests of Compass Therapeutics LLC have been presented as outstanding shares of the Company’s common stock for all periods presented. All outstanding preferred membership interests of Compass Therapeutics LLC are presented as convertible preferred stock for all periods and until such interests were converted into shares of the Company’s common stock at the time of the Merger.

On June 19, 2020, the Company completed a private placement (“Private Placement”) and sold 12,096,442 shares of its common stock at a purchase price of $5.00 per share and received net proceeds of $54.2 million, after associated offering costs.

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

2.	Liquidity, Uncertainties and Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities and borrowings under the 2018 Credit Facility. The Company has incurred recurring losses since its inception and had an accumulated deficit of $151.4 million on December 31, 2020.  The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is subject to risks common to early stage companies in the biotechnology industry including, but not limited to: having a limited operating history and no products approved for commercial sale; having a history of significant losses; its need to obtain additional financing; dependence on its ability to advance its current and future product candidates through clinical trials, marketing approval and commercialization; the lengthy and expensive nature and uncertain outcomes of the clinical development process; the lengthy, time consuming and unpredictable nature of the regulatory approval process; the results of preclinical studies and early stage clinical trials that may not be predictive of future results; dependence on its key personnel; risks related to patent protection and the Company’s pending patent applications; dependence on third party collaborators for the discovery, development and commercialization of current and future product candidates; and significant competition from other biotechnology and pharmaceutical companies. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations in the future. We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19 community-wide. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. To date, we have been able to continue to pursue our Phase 1 clinical trial without significant delays or major difficulties despite the COVID-19 pandemic.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In June 2020, the Company completed the Merger, as discussed in Note 1. Upon the closing of the Merger, the common and convertible preferred units of Compass Therapeutics LLC were converted into the Company’s common stock. The Company effected a 0.15-for-one stock conversion ratio for its issued and outstanding convertible preferred units. Common units were converted using the same ratio after factoring in the relevant strike price of each grant. Subsequent to the Merger, there were no common or convertible preferred units outstanding. All of the share and per share information presented in the accompanying financial statements has been adjusted to reflect the stock split on a retroactive basis for all periods and as of all dates presented.

Upon the closing of the Merger, the Company’s certificate of incorporation was amended and restated to provide for 10 million authorized shares of preferred stock with a par value of $0.0001 per share and 300 million authorized shares of common stock with a par value of $0.0001 per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Compass Therapeutics, Inc., and its wholly-owned subsidiaries, including Compass Therapeutics LLC and Compass Therapeutics Advisors Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of the embedded derivative, the valuation of common stock and estimates associated with stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates. Changes in estimates are recorded prospectively in the period that they become known.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consisted of money market funds of $43.6 million and $22.8 million on December 31, 2020 and 2019, respectively.

Restricted Cash

As of December 31, 2020 and 2019, the Company was required to maintain a separate cash balance of $0.2 million to collateralize corporate credit cards with a bank, which was classified as restricted cash on the consolidated balance sheets as a non-current asset.

In connection with the Company’s lease agreement entered into July 2016 (see Note 11), the Company is required to maintain a letter of credit of $0.1 million for the benefit of the landlord. As of December 31, 2020 and 2019, the underlying cash balance securing this letter of credit was classified as restricted cash on the consolidated balance sheets as a non-current asset.

Concentrations of Credit Risk

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization of assets held under capital leases is computed using the straight-line method over the shorter of the estimated useful life of the asset or the period of the related lease.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the year ended December 31, 2020 and 2019.

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

The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above and were determined based on Level 1 measurements (see Note 4). The Company’s restricted cash is carried at fair value according to the fair value hierarchy described above and were determined based on Level 2 measurements (see Note 4). The carrying values of other current assets and accounts payable approximate their fair value due to the short‑term nature of these assets and liabilities. The carrying values of the Company’s loan approximated its fair value as of December 31, 2020 and 2019 due to its variable interest rate. The fair value of the loan related embedded derivative (see Note 4) was determined based on Level 3 measurements.

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

Costs associated with licenses of technology acquired as part of collaborative arrangements are expensed as incurred and are generally included in research and development expense in the consolidated statements of operations if it is determined the license has no alternative future use.

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

Debt Issuance Costs

Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement using the effective interest method. If the financing arrangement is canceled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately.

The Company’s consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expense in the consolidated statements of operations.

Stock-Based Compensation

The Company recognizes the grant‑date fair value of stock‑based awards issued to employees and nonemployee board members as compensation expense on a straight‑line basis over the service period of the award. The Company uses the Black‑Scholes option pricing model to determine the grant‑date fair value of stock options and adjusts expense for forfeitures in the periods they occur.

The fair value of each equity award was determined by the Company on the date of grant and by using the methods and assumptions discussed below. Certain of these inputs are subjective and generally require judgment to determine.

Stock price: See below.

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

Risk-free interest rate – The risk-free rate assumption is based on U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s equity award.

Expected dividend – The Company has not paid and does not intend to pay dividends.

Stock Price - Prior to the Merger

The Company issued Class A and Class C common units to various employees, directors and consultants. The units constituted “profits interests” for tax purposes and were accounted for as share-based payment arrangements. Upon consummation of the Merger, all outstanding vested units were converted into shares of common stock and all outstanding unvested units were converted into shares of restricted stock that continue to vest over the remaining term of the original award.

The estimated fair value was determined by our board of directors as of the date of each stock award, with input from management, considering our most recently available third-party valuation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our stock awards as of each grant date, including:

•	the prices at which we sold preferred membership interests and the superior rights and preferences of the preferred membership interests relative to our membership interests at the time of each grant;
•	the progress of our commercialization efforts;
•	the progress of our research and development programs, including the status and results of preclinical studies for our product candidates;

•	our stage of development and our business strategy;
•	external market conditions affecting the medical device industry and trends within the medical device industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common and preferred membership interests;
•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, reverse merger, or sale of our Company in light of prevailing market conditions; and
•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

In determining the estimated fair value, our board of directors considered the subjective factors discussed above in conjunction with the most recent valuations of our membership interests that were prepared by an independent third party.

Stock Price - Subsequent to the Merger

A public trading market for the Company’s common stock was not established between the closing of the Merger and December 31, 2020. For the valuation of the Company’s common stock at September 30, 2020 and December 31, 2020, the Company used $5.00 per share, which is the share price paid by outside investors in the Company’s Private Placement that closed in June 2020.

Upon establishing a public market for the Company’s securities, the stock price of the Company’s common stock used to value equity awards will be based on the closing price of the Company’s common stock as reported on the date of the grant.

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

The following potentially dilutive securities outstanding as of December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2020	2019
	(000's)
Convertible preferred stock	—	30,630
Stock options	2,159	—
Nonvested restricted stock	896	1,917
Common unit warrants	—	3,114
Total	3,055	35,661

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

The Company files income tax returns in the U.S. Federal jurisdiction and in various states. The Company has tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination.

Prior to the Merger, Compass Therapeutics LLC elected to be treated as a partnership for income tax reporting purposes and therefore, federal and Massachusetts and any other state income taxes are the responsibility of the individual members. As such, no federal or state income taxes related to the LLC are recorded in the consolidated financial statements. The Company’s wholly-owned subsidiary, Compass Therapeutics Advisors Inc., is organized as a C-corporation and is subject to federal and state income taxes. All such taxes have been recorded in the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016 02, Leases, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The standard continues to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under the old standard. Finance leases result in an accelerated expense similar to the accounting for capital leases under the old standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The Company adopted the new standard on January 1, 2021, using a modified retrospective approach and as a result did not adjust prior periods. Adoption of the standard resulted in the recording of $5.1 million of operating lease ROU assets and operating lease liabilities, but did not have a material impact on the Company’s net income or cash flows.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018‑13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC Topic 820. The goal of the ASU is to improve the effectiveness of ASC Topic 820’s disclosure requirements. The Company adopted this guidance on January 1, 2020 and was not material to its consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Fair Value Measurements as of December 31, 2020 Using (000's):
Quoted
Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$43,631	$—	$—	$43,631
Total assets	$43,631	$—	$—	$43,631

	Fair Value Measurements as of December 31, 2019 Using (000's):
	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$22,784	$—	$—	$22,784
Total assets	$22,784	$—	$—	$22,784
Liabilities
Derivative liability related to loan	$—	$—	$494	$494
Total liabilities	$—	$—	$494	$494

Valuation of Derivative Liability

The Company’s derivative liability was comprised of the contingent interest rate reset features and a contingent feature to pay a success fee upon the occurrence of certain liquidity events, each of which met the definition of a derivative instrument, which terms are included in the loan and security agreement (see Note 7). The Company classified these instruments as a liability on the consolidated balance sheet because these features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the loan and was being subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized as a component of other income (expense), net in the consolidated statements of operations. The success fee was paid in full following the closing of the Merger in June 2020.

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

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liability:

Derivative Liability
(000"s)
Balance at January 1, 2019	$390
Change in fair value	104
Balance at December 31, 2019	494
Change in fair value	556
Payment of success fee	(1,050)
Balance at December 31, 2020	$—

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
	(000's)
Equipment	$5,356	$7,230
Furniture and fixtures	629	629
Leasehold improvements	896	896
Software	180	669
Assets not yet placed in service	—	230
Total property and equipment–at cost	7,061	9,654
Less: Accumulated depreciation	(5,935)	(5,903)
Property and equipment, net	$1,126	$3,751

Total depreciation and amortization expense for year ended December 31, 2020 and 2019, was $2.4 million and $2.1 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
	(000's)
Compensation and benefits	$976	$1,759
Research and development expenses	212	249
Legal and professional fees	326	417
Use taxes	—	554
Other	57	143
Total accrued expenses	$1,571	$3,122

7.	Debt

The aggregate principal amount of debt outstanding consisted of the following:

	December 31,
	2020	2019
	(000's)
Current portion of debt	$7,500	$5,625
Less: unamortized debt discount	(33)	(49)
Current portion of debt, net of debt discount	$7,467	$5,576
Long-term debt, net of current portion	$1,875	$9,375
Less: unamortized debt discount	(8)	(82)
Long-term debt, net of current portion	$1,867	$9,293

The Company entered into a loan and security agreement (“2018 Credit Facility”) with Pacific Western Bank, Inc. (“PWB”), and received $15.0 million debt proceeds in 2018. The loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. The interest rate was 6.25% at December 31, 2020. In an event of default, as defined in the agreement, the interest rate applicable to borrowings would be increased by 5.0%. The Company made interest-only payments through March 31, 2020. Beginning in April 2020, the Company is obligated to make equal monthly principal payments of $625,000 through March 31, 2022 when the note matures.  The 2018 Credit Facility allows for prepayment of the outstanding principal at any time, subject to a prepayment charge that is dependent on the prepayment date.

The 2018 Credit Facility contained provisions whereby the Company was obligated to pay a success fee of $1.1 million upon the achievement of certain liquidity events. Upon consummation of the Merger, the Company success fee payment became due and was paid in its entirety in June 2020.

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

The borrowings are collateralized by substantially all of the Company’s assets, excluding intellectual property, and contain affirmative and negative covenants including restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. The Company was in compliance with its loan covenants as of December 31, 2020.

The Company recognized interest expense of $0.9 million and $1.2 million during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the aggregate minimum future principal payments due in connection with the 2018 Credit Facility, as amended, are as follows:

Year Ending December 31,	(000's)
2021	$7,500
2022	1,875
$9,375

8.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In connection with the Merger, as discussed in Note 1, the Company issued 30.6 million shares of its common stock to holders of convertible preferred interests of Compass Therapeutics LLC. No convertible preferred securities were outstanding as of December 31, 2020.

As of December 31, 2019, convertible preferred stock consisted of the following shares outstanding:

Shares Issued and Outstanding
Preferred Stock	(000's)
Series A-1	64,705
Series A-2	36,783
Series A-3	23,467
Series A-4	15,253
Series A4B	22,216
Series A-5	44,740
207,164

Common Stock

In connection with the Merger, as discussed in Note 1, the Company issued 1 million shares of common stock to the former shareholders of Olivia Ventures Inc. The Company paid $0.1 million to several nonaccredited investors of Compass Therapeutics LLC in lieu of issuing shares. In addition, 2.9 million shares of the Company’s common stock were reserved for issuance under the 2020 Stock Option and Incentive Plan.

The Company sold 12 million shares of its common stock pursuant to the closing of a Private Placement offering at a purchase price of $5.00 per share in June 2020.

9.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019
	(000's)
Research and development	$605	$383
General and administrative	3,411	532
Total	$4,016	$915

Restricted Stock

Prior to the Merger, Compass Therapeutics LLC maintained an incentive pool of unit-based awards that were granted to board members, employees and consultants and accounted for as unit-based compensation. Upon consummation of the Merger, all outstanding vested profits interests units were converted into shares of the Company’s common stock. Unvested units were converted into restricted shares of the Company’s common stock and will continue to vest under the same terms as the original profits interests.

A summary of the Company’s restricted share activity during the year ended December 31, 2020 is as follows:

Weighted Average Grant Date Fair Value	Shares (000's)	Estimated Fair Value Per Share
Unvested, January 1, 2020	2,039	$2.04
Granted	1	$2.34
Vested	(474)	$1.66
Forfeited or canceled	(670)	$1.75
Unvested, December 31, 2020	896	$2.46

The weighted-average grant-date fair value for unvested restricted stock as of December 31, 2020 was $2.46 per share. No restricted share awards have been granted following the Merger. As of December 31, 2020, remaining unrecognized compensation cost related to unvested restricted stock awards to be recognized in future periods totaled $1.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

The fair value of each restricted stock award was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.0	6.0
Risk-free rate	0.36%	1.61% - 2.43%
Expected volatility	140%	65% - 85%

Stock Options

In June 2020, the Company’s board of directors adopted the 2020 Plan and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of (i) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by the plan administrator no later than the immediately preceding December 31. As of December 31, 2020, 772 thousand shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

The following table summarizes the stock option activity for the 2020 Plan:

	Number of Nonvested Options (000's)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2020	—	$—
Granted	2,175	$5.00
Exercise	-	$—
Forfeited/cancelled	(16)	$5.00
Outstanding at December 31, 2020	2,159	$5.00	9.69
Vested at December 31, 2020	890	$5.00	9.65

For the year ended December 31, 2020, the weighted average grant date fair value for options granted was $3.44. The aggregate intrinsic value for options vested and outstanding as of and for the year ended December 31, 2020 was de minimis. As of December 31, 2020, the unrecognized compensation cost related to outstanding options was $4.3 million, expected to be recognized over a weighted average period of approximately 2.5 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the year ended December 31, 2020 were as follows:

Expected term (in years)	5.28 - 6.11
Risk-free rate	0.21% - 0.51%
Expected volatility	85% - 86%

10.	License, Research and Collaboration Agreements

Collaboration Agreements

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement also includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the year ended December 31, 2020. The Company made milestone payments of $1.5 million in research and development during the year ended December 31, 2019, upon filing an IND for its product candidates associated with this license and first dosing of patient. As of December 31, 2020, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Other Research Agreements

FUJIFILM Diosynth Biotechnologies Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with FUJIFILM Diosynth Biotechnologies on July 20, 2020. The Company made cash payments of $2.6 million and recorded $0.9 million in research and development expense during the year ended December 31, 2020. As of December 31, 2020, future payments in connection with this SOW amounted to $2.2 million.

Other Licenses and Research Agreements

From time to time, the Company enters into license agreements with academic and healthcare institutions to in-license certain intellectual property rights and know-how relevant to its programs. As part of the consideration related to these license agreements, the Company made cash payments of $0.3 million during the year ended December 31, 2020.

The Company recorded research and development expense related to research agreements of $0.3 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively. In addition, the Company also committed to make certain clinical and regulatory milestone payments in the aggregate of $80 thousand associated with certain in-licensed technologies.

11.   Commitments and Contingencies

Operating Leases

The Company leases laboratory, office and vivarium space in Cambridge, MA which expires January 31, 2021. The Company executed a sublease for laboratory and office space in Boston, MA effective in December 2020 with rent beginning in January 2021. The lease expires May 19, 2025. Rental expense was $2.0 million and $1.8 million for the year ended December 31, 2020 and 2019, respectively.

The future minimum rental payments under the leases as of December 31, 2020 are as follows:

Amount
Year Ending December 31,	(000's)
2021	$1,440
2022	1,312
2023	1,345
2024	1,379
2025	589
$6,065

Additional commitments include a 2018 Credit Facility (Note 7) and collaboration agreements (Note 10).

12.  Related Parties and Related-Party Transactions

On October 16, 2014, the Company entered into a collaboration agreement with Adimab, LLC. The Company’s co-founder and former chief operation officer has a direct ownership interest in Adimab, LLC and beneficially owns more than 5% of the Company’s common stock. The Company recorded $1.5 in connection with this agreement during year ended December 31, 2019 and no expenses in 2020.

13.  Other Income (Expense)

Other income and expense consisted of the following:

	December 31,
	2020	2019
	(000's)
Interest income	$88	$743
Change in fair value of derivative liability	(556)	(104)
Realized foreign exchange loss	1	(12)
Realized loss on disposal of equipment	(281)	0
Total other income (expenses)	$(748)	$627

14.   Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary.

15.   Income Taxes

Subsequent to the Merger, the Company is organized as a Delaware corporation, treated as a c-corporation for federal and state income taxes. Its wholly-owned subsidiaries are included in the consolidated corporate tax return. The Company has net operating losses, therefore does not have any current tax liability for the period after the Merger. The Company’s wholly-owned subsidiary, Compass Therapeutics Advisors Inc., was subject to federal and state income taxes prior to the Merger. Current income tax expense for the years ended December 31, 2020 and 2019 reflects pre-Merger activity.

Income tax expense is summarized as follows:

	Year Ended December 31,
	2020	2019
Current	(000's)
Federal	$22	$61
State	10	30
Total	$32	$91

Deferred
Federal	$—	$—
State	—	—
Total income tax expense	$32	$91

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	December 31,
	2020	2019
Statutory rate	21.0%	21.0%
Income not subject to federal corporate income tax	-8.0%	-22.9%
State taxes	6.4%	6.3%
Nondeductible expenses	-0.5%	-0.1%
Change in valuation allowance	-19.0%	-4.6%
Total	-0.1%	-0.3%

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $6.6 million and $1.5 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company has U.S. net operating loss carryforwards (“NOLs”) of approximately $14.4 million and research and development credit carryforwards (“R&D credits”) of approximately $2.0 million. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2030. NOLs generated after 2017 do not expire.  The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Merger may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.  The Company did not generate any NOLs until after the Merger therefore these limitations do not apply.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets	(000's)
Net operating loss carryforwards	$3,938	$—
Research and development credits	2,038	1,511
Noncash compensation	609	—
Other	50	—
Deferred tax asset	6,635	1,511

Less valuation allowance	(6,635)	(1,511)
Net deferred tax assets	$—	$—

16.   Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 4, 2021, we announced that our common stock has been cleared for trading on the OTCQB Venture Market under the ticker symbol “CMPX,” and the trading of our common stock will commence effective at the market open on March 5, 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	See Index to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(2)

All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the accompanying notes.

(3)	Exhibits

Exhibit

2.1

Agreement and Plan of Merger, dated June 17, 2020, by and among the Olivia Ventures, Inc., Compass Acquisition LLC, Compass Therapeutics LLC, BBV International Compass Inc., Biomatics—Compass, Inc., CHI II Blocker LLC, OrbiMed Private Investments V—KA (Blocker), Inc., Eight Roads Investments, Biomatics Capital Partners, L.P., Cowen Healthcare Investments II LP, CHI EF II LP, and OrbiMed Private Investments V—KA (Feeder), LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

3.1

Certificate of Merger relating to the merger of Compass Acquisition LLC with and into Compass Therapeutics LLC, filed with the Secretary of State of the State of Delaware on 17, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 19, 2020)

4.2**	Description of Registered Securities

10.1*	2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.2*	2020 Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.3*

Offer Letter, dated November 28, 2017, between Vered Bisker-Leib and Compass Therapeutics LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.4*	Form of Indemnification Agreement (directors) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.5*	Form of Indemnification Agreement (executive officers) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.6*	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.7

Registration Rights Agreement, dated June 19, 2020, by and among Compass Therapeutics, Inc. and the parties thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.8

Subscription Agreement, dated June 19, 2020, by and between Compass Therapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.9†

Amended and Restated Collaboration Agreement, dated February 11, 2015, by and between Adimab LLC and Kairos Biologics Foundation LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.10

Loan and Security Agreement, dated March 30, 2018, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.11

First Amendment to Loan and Security Agreement, dated September 26, 2018, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.12

Second Amendment to Loan and Security Agreement, dated March 8, 2019, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.13

Third Amendment to Loan and Security Agreement, dated October 29, 2019, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.14

Sublease Agreement, dated July 29, 2016, by and between Horizon Discovery, Inc. and Compass Therapeutics, LLC (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.15

Sublease Modification Agreement, dated January 17, 2018, by and between Horizon Discovery, Inc. and Compass Therapeutics, LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.16**	Sublease Agreement, effective as of December 1, 2020, by and between Roche Diagnostic Operations, Inc. and Compass Therapeutics, Inc.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

23.1**	Consent of CohnReznick LLP, independent registered public accounting firm

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Filed herewith.
†	Portions of this exhibit have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compass Therapeutics, Inc.

Date: March 5, 2021	By:	/s/ Thomas J. Schuetz
Thomas J. Schuetz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas J. Schuetz	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2021
Thomas J. Schuetz

/s/ Vered Bisker-Leib	President and Chief Operating Officer (Principal Financial and Accounting Officer)	March 5, 2021
Vered Bisker-Leib

/s/ Carl L. Gordon	Chair of the Board	March 5, 2021
Carl L. Gordon

/s/ Phil Ferneau	Director	March 5, 2021
Phil Ferneau

/s/ Brett Kaplan	Director	March 5, 2021
Brett Kaplan

/s/ Steven Squinto	Director	March 5, 2021
Steven Squinto

/s/ Julie Sunderland	Director	March 5, 2021
Julie Sunderland