Form 10-Q
period 2021-03-31
Compass Therapeutics, Inc.
filed 2021-04-30
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-55939

COMPASS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 Guest St., Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CMPX	OTCQB Stock Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer[1]	☒	Smaller reporting company	☒

		Emerging growth company	☒

[1]	Goodwin to confirm this box should remain checked.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 23, 2021, the registrant had 51,313,454 shares of common stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

A summary of certain risk factors affecting our business and prospects is included below. You should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the information included the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$39,695	$47,076
Prepaid expenses and other current assets	1,952	3,126
Total current assets	41,647	50,202
Property and equipment, net	1,188	1,126
Restricted cash	151	263
Operating lease, right-of-use asset	4,892	—
Other assets	320	320
Total assets	$48,198	$51,911
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,061	$1,061
Accrued expenses	1,290	1,571
Operating lease obligations, current portion	1,025	—
Current portion of long-term debt	7,474	7,467
Total current liabilities	10,850	10,099
Long-term debt, net of current portion	—	1,867
Operating lease obligations, long-term portion	3,877	—
Total liabilities	14,727	11,966
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value: 300,000 shares authorized; 52,081 and 52,117 shares issued at March 31, 2021 and December 31, 2020, respectively; 51,313 and 51,221 shares outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in-capital	192,296	191,348
Accumulated deficit	(158,830)	(151,408)
Total stockholders' equity	33,471	39,945
Total liabilities and stockholders' equity	$48,198	$51,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$4,704	$3,571
General and administrative	2,635	2,260
Total operating expenses	7,339	5,831
Loss from operations	(7,339)	(5,831)
Other expense, net	(83)	(555)
Loss before income tax expense	(7,422)	(6,386)
Income tax expense	—	(16)
Net loss	$(7,422)	$(6,402)
Net loss per share - basic and diluted	$(0.14)	$(0.90)
Basic and diluted weighted average shares outstanding	51,313	7,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	51,221	$5	$191,348	$(151,408)	$39,945
Vesting of share-based awards	—	—	92	—	—	—	—
Stock-based compensation	—	—	—	—	948	—	948
Net loss	—	—	—	—	—	(7,422)	(7,422)
Balance at March 31, 2021	—	$—	51,313	$5	$192,296	$(158,830)	$33,471

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	207,164	$129,870	7,034	$1	$3,304	$(121,908)	$(118,603)
Vesting of share-based awards	—	—	88	—	—	—	—
Stock-based compensation	—	—	—	—	247	—	247
Net loss	—	—	—	—	—	(6,402)	(6,402)
Balance at March 31, 2020	207,164	$129,870	7,122	$1	$3,551	$(128,310)	$(124,758)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,422)	$(6,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	463
Gain on disposal of equipment	(44)	—
Noncash interest expense	15	26
Share-based compensation	948	247
Change in fair value of derivative liability	—	320
ROU asset amortization	256	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,173	(24)
Other long-term assets	—	(34)
Accounts payable	—	(285)
Accrued expenses	(442)	(2,072)
Operating lease liability	(246)	—
Net cash used in operating activities	(5,605)	(7,761)
Cash flows from investing activities:
Purchases of property and equipment	(128)	(12)
Proceeds from sale of equipment	115	—
Net cash used in investing activities	(13)	(12)
Cash flows from financing activities:
Repayment of borrowings under loan	(1,875)	—
Net cash used in financing activities	(1,875)	—
Net change in cash, cash equivalents and restricted cash	(7,493)	(7,773)
Cash, cash equivalents and restricted cash at beginning of period	47,339	25,566
Cash, cash equivalents and restricted cash at end of period	$39,846	$17,793
Supplemental disclosure of cash flow information
Cash paid for interest	$137	256
Supplemental disclosure of financing activities
Acquisition of equipment included in accrued expenses	$161	$15
Deferred offering costs included in accrued expenses	$—	$64
ROU asset acquired through operating leases	$5,148	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage biopharmaceutical company developing proprietary antibody therapeutics intended to engage the immune system to treat both solid tumors and hematological malignancies. The Company’s immuno-oncology product candidates include a clinical-stage monoclonal antibody and a portfolio of bispecific antibodies. References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly-owned subsidiaries.  The Company was incorporated as Olivia Ventures, Inc. (“Olivia”) in the State of Delaware on March 20, 2018. Prior to the Company’s reverse merger with Compass Therapeutics LLC (the “Merger”), Olivia was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations and changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through March 31, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility.  Following the completion of the Merger, we completed a private placement of our common stock and received net proceeds of $54.2 million.  As of March 31, 2021, we had cash and cash equivalents of $39.7 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months as of the filing of this Quarterly Report on Form 10-Q.

COVID-19 Update

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and to reduce the spread of COVID-19 community-wide. We are ensuring that essential staffing levels at our operations remain in place, including maintaining key personnel in our laboratory facilities. We have implemented stringent safety measures designed to create a safe and clean environment for our employees as we continue to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic.

To date, we have been able to continue to pursue our Phase 1 clinical trial without significant delays.  However, we have experienced some temporary delays due to the COVID-19 pandemic from reduced patient enrollment in some of our hospitals and trial sites.  In addition, there have been delays in supplies for the manufacturing of material to be used in future clinical trials. We expect that COVID-19 may continue to directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries, (ii) the availability, cost or supply of materials, and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

2.	Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report, except as noted below.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases, which requires a lessee to record a right‑of‑use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the condensed consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The Company adopted this standard on January 1, 2021.  See Note 12 for additional details on the Company’s accounting for leases.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2020-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2020-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2022. The Company does not expect the adoption of ASU 2020-12 to have a material impact on its financial position and results of operations upon adoption.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$38,453	$—	$—	$38,453
Total assets	$38,453	$—	$—	$38,453
	Fair Value Measurements as of December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$43,631	$—	$—	$43,631
Total assets	$43,631	$—	$—	$43,631

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment	$5,349	$5,356
Furniture and fixtures	22	629
Leasehold improvements	284	896
Software	184	180
Total property and equipment–at cost	5,839	7,061
Less: Accumulated depreciation	(4,651)	(5,935)
Property and equipment, net	$1,188	$1,126

Total depreciation and amortization expense for three months ended March 31, 2021 and 2020, was $0.2 million and $0.5 million, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Compensation and benefits	$365	$976
Research and development expenses	477	212
Legal and professional fees	196	326
Other	252	57
Total accrued expenses	$1,290	$1,571

6.	Debt

The aggregate principal amount of debt outstanding consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Current portion of debt	$7,500	$7,500
Less: unamortized debt discount	(26)	(33)
Current portion of debt, net of debt discount	$7,474	$7,467
Long-term debt, net of current portion	$—	$1,875
Less: unamortized debt discount	—	(8)
Long-term debt, net of current portion	$—	$1,867

The Company entered into, and subsequently amended, a term loan facility with Pacific Western Bank, Inc. (the “Credit Facility”), and received $15.0 million debt proceeds.  The loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%.  The interest rate was 6.25% at March 31, 2021.  In an event of default, as defined in the Credit Facility, the interest rate applicable to borrowings would be increased by 5.0%.  The Company made interest-only payments through March 31, 2020. In April 2020, the Company became obligated to make equal monthly principal payments of $625,000 through March 31, 2022 when the notes mature.   The Credit Facility allows for prepayment of the outstanding principal at any time, subject to a prepayment charge that is dependent on the prepayment date.

The Credit Facility agreement contains a provision whereby the Company was obligated to pay a success fee of $1.1 million upon the achievement of certain liquidity events.  Upon consummation of the Merger, the Company success fee payment became due and was paid in its entirety in June 2020.

The Credit Facility contains a negative pledge on the Company’s intellectual property and also contains customary indemnification obligations and customary events of default, including, among other things, (i) non‑payment, (ii) breach of warranty, (iii) non‑performance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) key permit events, (x) key person event, (xi) regulatory matters, and (xii) key contracts. In addition, the Company must maintain a minimum cash balance of $6.0 million beginning in April 2020. In the event of default under the Credit Facility, the Company would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 5%.

The borrowings are collateralized by substantially all of the Company’s assets, excluding intellectual property, and contains affirmative and negative covenants including restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses.  The Company was in compliance with its covenants as of March 31, 2021.

The Company recognized interest expense of $0.1 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the aggregate minimum future principal payments due in connection with the Credit Facility, as amended, are as follows (in thousands):

Year Ending December 31,
2021	$5,625
2022	1,875
$7,500

7.	Leases

The Company adopted ASU 2016-02, Leases (Topic 842), or ASU 2016-02, effective January 1, 2021, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. The Company recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2021. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. The Company elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. In addition, the Company elected the accounting policy of not recording short-term leases with a lease term at the commencement date of 12 months or less on the condensed consolidated balance sheet as permitted by the new standard.

The Company has evaluated its leases and determined that it has one lease that is classified as an operating lease. The classification of this lease is consistent with the Company’s determination under the previous accounting standard.

When available, the Company will use the rate implicit in the lease to discount lease payments to present value; however, the Company’s current lease does not provide an implicit rate. Therefore, the Company used its incremental borrowing rate to discount the lease payments based on the date of the lease commencement.

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is four years and two months as of March 31, 2021.

Minimum lease payments

The table below presents the undiscounted cash flows for the lease term. The facility lease, the undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet:

(000's)
Remainder of 2021	$1,070
Years ending December 31,
2022	1,315
2023	1,348
2024	1,382
2025	426
Total minimum lease payments	5,541
Less: amount of lease payments representing interest	(639)
Present value of future minimum lease payments	4,902
Less: operating lease obligations, current portion	(1,025)
Operating lease obligations, long-term portion	$3,877

8.	Stock-Based Compensation

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.93 million shares of common stock for issuance under this plan.  The 2020 Plan includes automatic annual increases. The increase on January 1, 2021 was 2.08 million shares. As of March 31, 2021, 1.78 million shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was classified in the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(000’s)
Research and development	$139	$81
General and administrative	809	166
Total	$948	$247

Restricted Stock

Prior to the adoption of the 2020 Plan, the Company issued restricted stock.  A summary of the Company’s restricted stock activity during the three months ended March 31, 2021 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000’s)	Per Share
Unvested, December 31, 2020	896	$2.46
Granted	—	$—
Vested	(93)	$1.88
Forfeited or canceled	(36)	$1.39
Unvested, March 31, 2021	767	$1.79

As of March 31, 2021, remaining unrecognized compensation cost related to unvested restricted stock awards to be recognized in future periods totaled $1.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average
	Unvested	Exercise	Remaining
	Options	Price	Contractual
	(000’s)	Per Share	Life (in years)
Outstanding at December 31, 2020	2,159	$—	9.7
Granted	1,100	$5.00	9.9
Exercise	—	$—
Forfeited/cancelled	(21)	$5.00
Outstanding at March 31, 2021	3,238	$5.00	9.6
Vested at March 31, 2021	1,020	$5.00	9.4

For the three months ended March 31, 2021, the weighted average grant date fair value for options granted was $3.58. There was no aggregate intrinsic value for options vested and outstanding as of and for the three months ended March 31, 2021. As of March 31, 2021, the unrecognized compensation cost related to outstanding options was $7.5 million, and is expected to be recognized over a weighted average period of approximately 3.0 years.

There were no stock options granted for the three months ended Mach 31, 2020. The assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2021 were as follows:

Expected term (in years)	6.1
Risk-free rate	0.66%
Expected volatility	85.9%

9.	License, Research and Collaboration Agreements

Collaboration Agreements

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the first quarter of 2021. As of March 31, 2021, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Other License and Research Agreements

FUJIFILM Diosynth Biotechnologies Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with FUJIFILM Diosynth Biotechnologies on July 20, 2020. The Company made cash payments of $0.2 million and recorded $1.0 million in research and development expense during the quarter ended March 31, 2021. As of March 31, 2021, future payments in connection with this SOW amounted to $2.0 million.

10.	Related Parties and Related-Party Transactions

On October 16, 2014, the Company entered into a collaboration agreement with Adimab, LLC.  The Company’s co-founder has a direct ownership interest in Adimab, LLC.  The Company recorded no research and development expenses in connection with this agreement during the three months ended March 31, 2021 and 2020.

11.     Other Expense

          Other income and expense consisted of the following:

	March 31,
	2021	2020
	(000's)
Interest income	$15	$41
Interest expense	(142)	(276)
Change in fair value of derivative liability	—	(320)
Realized gain (loss) on disposal of equipment	44	—
Total other income (expenses)	$(83)	$(555)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2021. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, CTX-471, is a monoclonal antibody agonist of CD137, a key co-stimulatory receptor on immune cells. In July 2019 we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in oncology patients who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). The dose escalation stage of the Phase 1 trial has been completed and CTX-471 was observed to be generally well-tolerated. The dose expansion stage of the trial is currently ongoing and, as of April 23, 2021, 14 patients have received at least one dose of CTX-471. Of the 14 patients treated so far, 11 patients have reached their first tumor evaluation at week 9, of which 6 had stable disease. Subsequently, one of those patients who has advanced small cell lung cancer had a partial response at Week 17 and this response has been confirmed at week 25. As of April 23, 2021, there have been no treatment-related serious adverse events (SAEs) in the Phase 1b dose expansion stage of the trial. We expect to complete the Phase 1b stage of the trial during the first half of 2022 and to initiate a Phase 2/3 trial of CTX-471 in the second half of 2022. Our second product candidate, CTX-8371, is a bispecific antibody that simultaneously targets both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. IND-enabling studies with CTX-8371 were initiated in August 2020. We are targeting an IND submission for CTX-8371 in the first half of 2022.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through March 31, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities, $15.0 million in term loan borrowings under a credit facility with Pacific Western Bank, or the Credit Facility, and $54.2 million in net proceeds from the sale of our common stock in a private placement in June 2020.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $7.4 million and $6.4 million for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $158.8 million at March 31, 2021. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of March 31, 2021, we had $39.7 million in cash and cash equivalents. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

COVID-19 Update

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and to reduce the spread of COVID-19 community-wide. We are ensuring that essential staffing levels at our operations remain in place, including maintaining key personnel in our laboratory facilities. We have implemented stringent safety measures designed to create a safe and clean environment for our employees as we continue to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic.

To date, we have been able to continue to pursue our Phase 1 clinical trial without significant delays.  However, we have experienced some temporary delays due to the COVID-19 pandemic from reduced patient enrollment in some of our hospitals and trial sites.  In addition, there have been delays in supplies for the manufacturing of material to be used in future clinical trials. We expect that COVID-19 may continue to directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries, (ii) the availability, cost or supply of materials, and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-471 and CTX-8371, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

•	employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions
•	expenses incurred under agreements with organizations that support our platform program development
•

Contract Manufacturing Organizations (“CMO”) that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services

•	the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches
•	costs related to compliance with quality and regulatory requirements
•	facilities and equipment expenses

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

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization.

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

Other expense, net

Other expense consists of interest expense, interest income and realized loss on sale of furniture and equipment.

Interest expense consists primarily of cash interest under our Credit Facility that we entered into in March 2018 and the related non-cash interest attributable to the amortization of deferred financing costs incurred in connection with this facility.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
		(000’s)
Operating expenses:
Research and development	$4,704	$3,571	$1,133
General and administrative	2,635	2,260	375
Total operating expenses	7,339	5,831	1,508
Loss from operations	(7,339)	(5,831)	(1,508)
Other expense, net	(83)	(555)	472
Loss before income tax expense	(7,422)	(6,386)	(1,036)
Income tax expense	—	(16)	16
Net loss	$(7,422)	$(6,402)	$(1,020)

Research and development expenses

Research and development expenses increased by $1.1 million from $3.6 million for the three months ended March 31, 2020 to $4.7 million for the three months ended March 31, 2021. The increase was primarily attributable to increased manufacturing costs related to CTX-8371 of $1.0 million.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. In 2021, we began tracking our internal personnel costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three Months Ended March 31,
	2021	2020
	(000’s)
CTX-471	$998	$865
CTX-8371	1,494	55
NKP30 cell engagement platform	117	45
Unallocated research and development expenses	2,095	2,606
Total research and development expenses	$4,704	$3,571

General and administrative expenses

General and administrative expenses increased by $0.4 million from $2.3 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. The increase was primarily attributable to the issuance of stock options in the second half of 2020 and first quarter of 2021, which resulted in increased stock compensation expense of $0.6 million.  This increase was partially offset by reduced salary and benefits costs of $0.3 million resulting from reduced headcount.

Other expense, net

We recognized interest expense of $0.1 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.

A fair value of the derivative related to the Credit Facility was increased by $0.3 million as of March 31, 2020.  Following our reverse merger with Compass Therapeutics LLC in June 2020, or the Merger, the derivative was settled.

Income tax expense

During the three months ended March 31, 2021, we did not recognize any income tax expense.  During the three months ended March 31, 2020, we recognized income tax expenses of $16 thousand, which were primarily attributable to the services that Compass Advisors, Inc., our wholly-owned subsidiary, provided at cost plus a profit margin.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through March 31, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility.  Following the completion of the Merger, we completed a private placement of our common stock and received net proceeds of $54.2 million.  As of March 31, 2021, we had cash and cash equivalents of $39.7 million.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.  Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates

•	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization
•	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims
•	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies
•	our ability to establish additional collaborations on favorable terms, if at all
•	the costs required to scale up our clinical, regulatory and manufacturing capabilities
•

the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders’ interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months Ended March 31,
	2021	2020
	(000’s)
Cash used in operating activities	$(5,605)	$(7,761)
Cash used in investing activities	(13)	(12)
Cash used in financing activities	(1,875)	—
Net decrease in cash, cash equivalents and restricted cash	$(7,493)	$(7,773)

Operating Activities

During the three months ended March 31, 2021, we used $5.6 million of cash in operating activities, resulting from our net loss of $7.4 million, offset by non‑cash charges of $1.3 million and the change in operating assets and liabilities of $0.5 million. Our non‑cash charges were primarily comprised of depreciation and amortization of $0.2 million, share-based compensation expense of $0.9 million, offset by $44 thousand of gain on disposal of equipment.  The change in our operating assets was primarily related to an increase in prepaid expenses of $1.2 million offset by a decrease in our accrued expenses and lease liability of $0.7 million.

During the three months ended March 31, 2020, we used $7.8 million of cash in operating activities, resulting from net loss of $6.4 million and the change in operating assets and liabilities of $2.4 million, offset by non-cash charges of $1.1 million. Our non-cash charges were comprised of depreciation and amortization of $0.5 million, stock-based compensation expense of $0.2 million, a change in fair value of our derivative liability of $0.3 million and noncash interest expense of $26 thousand. The change in our operating assets was primarily related to the decrease in our accounts payable and accrued expenses and due to the timing in which we pay our vendors.

Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $13 thousand attributed to $0.1 million in leasehold improvements and purchases of equipment, partially offset by the sale of property and equipment. During the three months ended March 31, 2020, cash used in investing activities was $12 thousand attributable to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, we had $1.9 million in principal payments under the Credit Facility. We had no financing activities during the three months ended March 31, 2020.

Indebtedness

In March 2018, we entered into the Credit Facility with Pacific Western Bank which matures on March 1, 2022 and consists of $15.0 million in term loans. The term loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. As of March 31, 2021, the interest rate was 6.25%. We made interest-only payments through March 31, 2020, and beginning in April 2020, we began to make equal monthly principal payments of $625 thousand. Payments are scheduled through March 31, 2022. As of March 31, 2021, $7.5 million was outstanding.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate into the expansion stage of our Phase I trial and advance our second product candidate to IND enabling studies. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidate or any future product candidates we may develop

•	the initiation, progress, timing, costs and results of nonclinical studies for our product candidates or any future product candidates we may develop
•	our ability to maintain our relationships with key collaborators
•

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to

•

the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights

•	the effect of competing technological and market developments
•	the costs of continuing to grow our business, including hiring key personnel and maintain or acquiring operating space
•	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors
•	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies
•	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems

We believe that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, which we expect to enable us to complete Part 2 of our ongoing Phase 1 clinical trial of CTX-471 and commence the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of CTX-471, initiate clinical development of CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-471, CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

See Note 2 of the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 and Part II, Item 7 “Critical Accounting Policies and Significant Judgements and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for our critical accounting policies and estimates.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Employment Agreement between Compass Therapeutics, Inc. and Thomas J. Schuetz, M.D., Ph.D., dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2021)

10.2

Employment Agreement between Compass Therapeutics, Inc. and Vered Bisker-Leib, Ph.D., dated April 14, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 19, 2021)

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

Company Name

Date: April 30, 2021	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Co-Founder and Chief Executive Officer

Date: April 30, 2021	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer
Date: April 30, 2021	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance