Form 10-Q
period 2021-06-30
Compass Therapeutics, Inc.
filed 2021-08-16
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39696

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

As of August 10, 2021, the registrant had 61,694,565 shares of common stock, $0.0001 par value per share, outstanding.

Summary Risk Factors

A summary of certain risk factors affecting our business and prospects is included below. You should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the information included the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the “Risk Factors” included in item 1A in this Quarterly Report on From 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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
•
The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidates. Failure to obtain

i

•
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$31,208	$47,076
Prepaid expenses and other current assets	3,326	3,126
Total current assets	34,534	50,202
Property and equipment, net	1,178	1,126
Restricted cash	210	263
Operating lease, right-of-use ("ROU") asset	4,630	—
Other assets	320	320
Total assets	$40,872	$51,911
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$559	$1,061
Accrued expenses	1,174	1,571
Operating lease obligations, current portion	1,049	—
Current portion of long-term debt	5,611	7,467
Total current liabilities	8,393	10,099
Long-term debt, net of current portion	—	1,867
Operating lease obligations, long-term portion	3,604	—
Total liabilities	11,997	11,966

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—

Common stock, $0.0001 par value: 300,000 shares authorized; 62,323 and 52,117 shares issued at June 30, 2021 and December 31, 2020, respectively; 61,666 and 51,221 shares outstanding at June 30, 2021 and December 31, 2020, respectively	6	5

Additional paid-in-capital	243,503	191,348
Accumulated deficit	(214,634)	(151,408)
Total stockholders' equity	28,875	39,945
Total liabilities and stockholders' equity	$40,872	$51,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,905	$2,985	$7,609	$6,556
General and administrative	2,166	2,085	4,798	4,345
In-process R&D	50,618	—	50,618	—
Total operating expenses	55,689	5,070	63,025	10,901
Loss from operations	(55,689)	(5,070)	(63,025)	(10,901)
Other expense, net	(102)	(471)	(185)	(1,026)
Loss before income tax expense	(55,791)	(5,541)	(63,210)	(11,927)
Income tax expense	(13)	(16)	(13)	(32)
Net loss	$(55,804)	$(5,557)	$(63,223)	$(11,959)
Net loss per share - basic and diluted	$(1.07)	$(0.41)	$(1.23)	$(1.16)
Basic and diluted weighted average shares outstanding	51,913	13,603	51,582	10,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	51,221	$5	$191,348	$(151,408)	$39,945
Vesting of share-based awards	—	—	92	—	—	—	—
Stock-based compensation	—	—	—	—	948	—	948
Net loss	—	—	—	—	—	(7,422)	(7,422)
Balance at March 31, 2021	—	—	51,313	5	192,296	(158,830)	33,471
Common shares issued for Trigr acquisition	—	—	10,265	1	50,299	—	50,300
Vesting of share-based awards	—	—	88	—	—	—	—
Stock-based compensation	—	—	—	—	908	—	908
Net loss	—	—	—	—	—	(55,804)	(55,804)
Balance at June 30, 2021	—	$—	61,666	$6	$243,503	$(214,634)	$28,875

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	207,164	$129,870	7,034	$1	$3,304	$(121,908)	$(118,603)
Vesting of share-based awards	—	—	88	—	—	—	—
Stock-based compensation	—	—	—	—	247	—	247
Net loss	—	—	—	—	—	(6,402)	(6,402)
Balance at March 31, 2020	207,164	129,870	7,122	1	3,551	(128,310)	(124,758)
Common shares issued to former shareholders of Olivia Ventures Inc.	—	—	1,000	—	—	—	—
Conversion of Compass Therapeutics LLC preferred shares into common shares upon consummation of the reverse merger	(207,164)	(129,870)	30,630	3	129,867	—	129,870
Common shares issued in private placement, net of issuance costs of $6,902	—	—	12,097	1	53,580	—	53,581
Payment to non-participating Compass Therapeutics LLC members upon consummation of Merger	—	—	(14)	—	(69)	—	(69)
Vesting of share-based awards	—	—	62	—	—	—	—
Stock-based compensation	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	(5,557)	(5,557)
Balance at June 30, 2020	—	$—	50,897	$5	$187,112	$(133,867)	$53,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(63,223)	$(11,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	900
Loss (gain) on disposal of equipment	(44)	8
Noncash interest expense	22	50
Share-based compensation	1,856	430
Write off of in-process R&D	50,618	—
Change in fair value of derivative liability	—	556
ROU asset amortization	518	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(200)	(982)
Other long-term assets	—	32
Accounts payable	(502)	952
Accrued expenses	(398)	(1,998)
Operating lease liability	(495)	—
Settlement of derivative liability	—	(1,050)
Net cash used in operating activities	(11,544)	(13,061)
Cash flows from investing activities:
Purchases of property and equipment	(424)	(16)
Asset acquistion costs	(318)	—
Proceeds from sale of equipment	115	55
Net cash (used in) provided by investing activities	(627)	39
Cash flows from financing activities:
Proceeds from issuance of common stock	—	60,482
Issuance costs from issuance of common stock	—	(5,517)
Repayment of borrowings under loan	(3,750)	(1,875)
Net cash (used in) provided by financing activities	(3,750)	53,090
Net change in cash, cash equivalents and restricted cash	(15,921)	40,068
Cash, cash equivalents and restricted cash at beginning of period	47,339	25,566
Cash, cash equivalents and restricted cash at end of period	$31,418	$65,634
Supplemental disclosure of cash flow information
Cash paid for interest	$226	486
Supplemental disclosure of financing activities
Acquisition of equipment included in accrued expenses	$—	$—
Deferred offering costs included in accrued expenses	$—	$(1,384)
Payment to non-participating Compass LLC investors, within accrued expenses	$—	$(69)
ROU asset acquired through operating leases	$5,148	$—
Acquisition of Trigr Therapeutics, Inc.	$50,300	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis and the immune system. Our pipeline includes novel product candidates that leverage our understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical components required for an effective anti-tumor response to cancer. These include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with our proprietary drug candidates as long as their continued development is supported by clinical and nonclinical data. References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly-owned subsidiaries. The Company was incorporated as Olivia Ventures, Inc. (“Olivia”) in the State of Delaware on March 20, 2018. Prior to the Company’s reverse merger with Compass Therapeutics LLC (the “Merger”), Olivia was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations and changes in convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Going Concern

These financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company has not generated any revenues from operations since inception and does not expect to do so in the foreseeable future. We have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through June 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility. Following the completion of the Merger, we completed a private placement of our common stock of $60.5 million.

As of June 30, 2021, we had cash and cash equivalents of $31.2 million. This cash balance is not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources.

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

We have been able to continue to pursue patient dosing and monitoring of our Phase 1 clinical trial of CTX-471 without significant delays. However, over the last six months we have experienced increased delays in patient enrollment in several of our trial sites. In order to address the reduction in patient enrollment, we have recently added three new sites. In addition, there have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our future clinical trials, and these delays may impact the timing of initiation of our future clinical trials We expect that COVID-19 may continue to directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries; (ii) the availability, cost or supply of materials; and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report, except as noted below.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases, which requires a lessee to record a right‑of‑use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the condensed consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The Company adopted this standard on January 1, 2021. See Note 7 for additional details on the Company’s accounting for leases.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market	$28,859	$—	$—	$28,859
Total assets	$28,859	$—	$—	$28,859

	Fair Value Measurements as of December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market	$43,631	$—	$—	$43,631
Total assets	$43,631	$—	$—	$43,631

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment	$5,389	$5,356
Furniture and fixtures	22	629
Leasehold improvements	200	896
Software	364	180
Total property and equipment–at cost	5,975	7,061
Less: Accumulated depreciation	(4,797)	(5,935)
Property and equipment, net	$1,178	$1,126

Total depreciation expense for three months ended June 30, 2021 and 2020, was $0.1 million and $0.4 million, respectively. Total depreciation expense for six months ended June 30, 2021 and 2020, was $0.3 million and $0.9 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Compensation and benefits	$572	$976
Research and development expenses	356	212
Legal and professional fees	-	326
Other	246	57
Total accrued expenses	$1,174	$1,571

6. Debt

The aggregate principal amount of debt outstanding consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Current portion of debt	$5,625	$7,500
Less: unamortized debt discount	(14)	(33)
Current portion of debt, net of debt discount	$5,611	$7,467
Long-term debt, net of current portion	$—	$1,875
Less: unamortized debt discount	—	(8)
Long-term debt, net of current portion	$—	$1,867

The Company entered into, and subsequently amended, a term loan facility with Pacific Western Bank, Inc. (the “Credit Facility”), and received $15.0 million debt proceeds. The loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. The interest rate was 6.25% at June 30, 2021. In an event of default, as defined in the Credit Facility, the interest rate applicable to borrowings would be increased by 5.0%. The Company made interest-only payments through March 31, 2020. In April 2020, the Company became obligated to make equal monthly principal payments of $625,000 through March 31, 2022 when the notes mature. The Credit Facility allows for prepayment of the outstanding principal at any time, subject to a prepayment charge that is dependent on the prepayment date.

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

The borrowings are collateralized by substantially all of the Company’s assets, excluding intellectual property, and contains affirmative and negative covenants including restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. The Company was in compliance with its covenants as of June 30, 2021.

The Company recognized interest expense of $0.1 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively. The Company recognized interest expense of $0.3 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the aggregate minimum future principal payments due in connection with the Credit Facility, as amended, are as follows (in thousands):

Year Ending December 31,
2021	$3,750
2022	1,875
$5,625

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is three years and eleven months as of June 30, 2021.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet:

(000's)
Remainder of 2021	$749
Years ending December 31,
2022	1,315
2023	1,348
2024	1,382
2025	426
Total minimum lease payments	5,220
Less: amount of lease payments representing interest	(567)
Present value of future minimum lease payments	4,653
Less: operating lease obligations, current portion	(1,049)
Operating lease obligations, long-term portion	$3,604

8. Stock-Based Compensation

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.93 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2021 was 2.08 million shares. As of June 30, 2021, 1.64 million shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock-based compensation expense for the six months ended June 30, 2021 and 2020 was classified in the condensed consolidated statement of operations as follows:

	Six Months Ended June 30,
	2021	2020
	(000’s)

Research and development	$298	$112
General and administrative	1,558	318
Total	$1,856	$430

As of June 30, 2021, remaining unrecognized compensation cost related to options and restricted stock awards to be recognized in future periods totaled $9.0 million

Restricted Stock

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the six months ended June 30, 2021 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000’s)	Per Share
Unvested, December 31, 2020	896	$1.78
Granted	—	$—
Vested	(180)	$1.87
Forfeited or canceled	(59)	$1.60
Unvested, June 30, 2021	657	$1.78

As of June 30, 2021, stock compensation expense for restricted stock is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average
	Unvested	Exercise	Remaining
	Options	Price	Contractual
	(000’s)	Per Share	Life (in years)
Outstanding at December 31, 2020	2,159	$5.00	9.1
Granted	1,424	$5.36	9.7
Exercise	—	$5.00	—
Forfeited/cancelled	(211)	$5.00	—
Outstanding at June 30, 2021	3,372	$5.15	9.2
Vested at June 30, 2021	1,123	$5.00	8.7

For the six months ended June 30, 2021, the weighted average grant date fair value for options granted was $3.95. The aggregate intrinsic value for options outstanding as of June 30, 2021 was $3 thousand. There was no aggregate intrinsic value for vested options as of June 30, 2021. As of June 30, 2021, stock option expense for options is expected to be recognized over a weighted average period of 3.0 years.

There were no stock options granted for the six months ended June 30, 2020. The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2021 were as follows:

Expected term (in years)	6.1
Risk-free rate	0.76%
Expected volatility	89.3%

9. Merger Transaction

On May 11, 2021 the Company and Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company, entered into a definitive merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, through its wholly owned subsidiaries and a two-step merger structure, acquired all of the outstanding shares of TRIGR (the “Merger”). On June 25, 2021, the Merger was consummated. Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of the Company’s common stock with a fair value of $50.3 million (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments based on three independent events. The first potential earnout payment is $2 million related to a milestone payment under the Elpiscience agreement, due the Company upon IND approval of CTX-009 in China, and remitted to the TRIGR shareholders. The Company will act as a conduit to this transaction and will remit to the former TRIGR shareholders up to $2 million related to this milestone payment received from Elpiscience. The second potential earnout payment of $2 million, is contingent upon the Company entering into a regional license agreement with a specific third party. Since the Company has not entered into a regional license agreement with that third party and assesses the probability of reaching such agreement with that party to be low, no provision is being made. The third and last potential earnout is $5 million which is dependent on the Company successfully filing a biologics license application and being granted marketing approval for the product candidate acquired in the transaction, CTX-009. As CTX-009 is in early clinical development and the clinical development of CTX-009 and regulatory strategy are subject to substantial risk, it is not probable that this payment will be made and as such, no provision is being made.

To determine whether the transaction meets the definition of a business acquisition or an asset acquisition in accordance with ASC 805-10-55, we had to assess the nature of the transaction and the fair value of the assets acquired in the transaction. Our assessment suggest that the fair value of the transaction is substantially concentrated in a license to a single identifiable asset, CTX-009, and a potential financial interest (in the form of royalties) in an additional set of early-stage similar assets. The guidance further requires a business acquisition to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Because all asset acquisitions include inputs, the existence of a substantive process is what distinguishes a business acquisition from an asset acquisition. Our assessment is that there is no process or outputs that are being acquired with the TRIGR acquisition. As a result, the TRIGR acquisition is considered to fall under the guidance of an asset acquisition rather than a business acquisition. Accordingly, the Company allocated the $50.3 million transaction amount and $0.3 million of transaction costs to the acquired license. As the license is considered in process R&D, the Company expensed the acquired asset on the transaction date.

10. Related Parties and Related-Party Transactions

On October 16, 2014, the Company entered into a collaboration agreement with Adimab, LLC. The Company’s co-founder has a direct ownership interest in Adimab, LLC. The Company recorded no research and development expenses in connection with this agreement during the six months ended June 30, 2021 and 2020.

In connection with the acquisition of TRIGR and upon consummation of the merger agreement on June 25, 2021, Miranda Toledano, who previously served as the Chief Financial Officer and Chief Operating Officer of TRIGR, was appointed to Compass Board of Directors as an independent director. Additionally, to facilitate the transition of CTX-009 from TRIGR, the Company entered into a consulting agreement with Ms. Toledano on June 25, 2021 for a period of six months.

11. Other Expense

Other income and expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(000's)		(000's)

Interest income	$9	$7	$24	$48
Interest expense	(111)	(242)	(253)	(518)
Change in fair value of derivative liability	—	(236)	—	(556)
Realized gain on disposal of equipment	—	—	44	—
Total other income (expenses)	$(102)	$(471)	$(185)	$(1,026)

12. License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Agreements

In November 2018, the Company's wholly owned subsidiary TRIGR and ABL Bio ("ABL Bio") Corporation, a South Korean biotechnology company (“ABL Bio”), entered into exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trial and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and is eligible to receive up to $405 million in development, regulatory and commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology, and ABL Bio is also eligible to receive up to $185 million in development, regulatory and commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TIRGR License Agreement. As a result of the TRIGR acquisition, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement. See Note 9 for further information on the TRIGR transaction.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalties on potential royalty payments that ABL Bio is eligible to get from its future licensees to two bispecific antibodies ABL101 and ABL103 that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the first six months of 2021. As of June 30, 2021, future potential milestone payments in connection with this agreement amounted to $1.8 million.

Other License and Research Agreements

FUJIFILM Diosynth Biotechnologies Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with FUJIFILM Diosynth Biotechnologies on July 20, 2020. The Company made cash payments of $0.9 million and recorded $0.2 million in research and development expense during the three months ended June 30, 2021. The Company made cash payments of $1.2 million and recorded $1.2 million in research and development expense during the six months ended June 30, 2021. As of June 30, 2021, future payments in connection with this SOW amounted to $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2021. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis and the immune system. Our pipeline includes novel product candidates that leverage our understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical components required for an effective anti-tumor response to cancer. These include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with our proprietary drug candidates as long as their continued development is supported by clinical and nonclinical data.

On June 25, 2021, the Company and Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company, consummated a definitive merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, through its wholly owned subsidiaries and a two-step merger structure, acquired all of the outstanding shares of TRIGR (the “Merger”). Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of Compass’ common stock (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments which are dependent on certain events, including $5 million which is dependent on biologics license application approval of a product candidate acquired in the transaction, renamed CTX-009.

The Company currently has two product candidates in clinical development:

CTX-009 (formerly designated TR009/ABL001/NOV1501) is an anti-DLL4 x VEGF-A bispecific antibody, which has been added to the Company's pipeline via the acquisition of TRIGR. It is undergoing clinical development in patients with advanced solid tumors in South Korea. A Phase 1 dose escalation study and a Phase 1b dose expansion monotherapy study have been completed and a Phase 1b combination study is ongoing in South Korea. Data from CTX-009's Phase 1 dose escalation and dose expansion monotherapy study demonstrate an approximately 20% Overall Response Rate (ORR) at the targeted therapeutic doses, with confirmed partial responses per RECIST criteria in heavily pre-treated colorectal and gastric cancer patients in whom multiple therapies have failed, including VEGF-targeted therapeutics, anti-PD-1/PD-L1 regimens and chemotherapies. Interim results from the ongoing Phase 1b combination study testing the tolerability and activity of CTX-009 in combination with irinotecan or paclitaxel suggest that CTX-009 is well tolerated in combination with chemotherapy. As of May 31, 2021, there have been four partial responses in the Phase 1b study with an ORR of 23.5% and Clinical Benefit Rate (CBR) of 76%. The Phase 1b study enrollment is complete, and as of July 31, 2021, four patients remain in the study. In addition, a Phase 2a study in patients with cholangiocarcinoma has begun in South Korea, and patients are being screened and enrolled in the study. In contrast to historical anti-DLL4 antibodies, the administration of CTX-009 has not been associated with severe pulmonary hypertension. Full data from the ongoing Phase 1b studies are expected to be provided later in 2021.

CTX-471 is a monoclonal antibody agonist of CD137, a key co-stimulatory receptor on immune cells. In July 2019, we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in oncology patients who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). The dose escalation stage of the Phase 1 trial has been completed and CTX-471 was observed to be generally well-tolerated. The dose expansion stage of the trial is currently ongoing and, as of June 21, 2021, 18 patients have received at least one dose of CTX-471. Of the 18 patients treated so far, 15 patients have reached their first tumor evaluation at week 9, of which 9 had stable disease. Subsequently, one of those patients who has advanced small cell lung cancer had a partial response at Week 17 and this response has been confirmed at week 25. As of June 21, 2021, there have been no treatment-related serious adverse events (SAEs) in the Phase 1b dose expansion stage of the trial. We expect to complete the Phase 1b stage of the trial during the first half of 2022. The next step for development of CTX-471 is the initiation of a Phase 1b combination study with a PD-1 or PD-L1 blocker in the first half of 2022.

In addition to our product candidates in clinical development, we have a bispecific antibody, CTX-8371, that simultaneously targets both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. IND-enabling studies with CTX-8371 were initiated in August 2020. We are targeting an IND submission for CTX-8371 in the second quarter of 2022.

We have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through June 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities, $15.0 million in term loan borrowings under a credit facility with Pacific Western Bank, or the Credit Facility, and $60.5 million in gross proceeds from the sale of our common stock in a private placement in June 2020.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $55.8 million and $5.6 million for the three months ended June 30, 2021 and 2020, respectively, and $63.3 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively. The losses for the three and six months ended June 30, 2021 include $50.6 million of in-process R&D expense related to the TRIGR merger, which was a stock only transaction. We had an accumulated deficit of $214.7 million at June 30, 2021. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of June 30, 2021, we had $31.2 million in cash and cash equivalents. Based on our research and development plans, we expect that such cash resources will not enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We have been able to continue to pursue patient dosing and monitoring of our Phase 1 clinical trial of CTX-471 without significant delays. However, over the last six months we have experienced increased delays in patient enrollment in several of our trial sites. In order to address the reduction in patient enrollment, we have recently added three new sites. In addition, there have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our future clinical trials, and these delays may impact the timing of initiation of our future clinical trials We expect that COVID-19 may continue to directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries; (ii) the availability, cost or supply of materials; and (iii) the timeline for our ongoing clinical trials and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

In-Process R&D

In-process R&D expenses consists of the acquisition of Trigr Therapeutics, Inc., whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed. See Note 9, to the financial statements contained in this Form 10-Q for further description of the accounting of this transaction.

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

Other expense, net

Other expense consists of interest expense, interest income and realized losses on sales of furniture and equipment.

Interest expense consists primarily of cash interest under our Credit Facility that we entered into in March 2018 and the related non-cash interest attributable to the amortization of deferred financing costs incurred in connection with this facility.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
		(000’s)
Operating expenses:
Research and development	$2,905	$2,985	$(80)
General and administrative	2,166	2,085	81
In-process R&D	50,618	—	50,618
Total operating expenses	55,689	5,070	50,619
Loss from operations	(55,689)	(5,070)	(50,619)
Other expense, net	(102)	(471)	369
Loss before income tax expense	(55,791)	(5,541)	(50,250)
Income tax expense	(13)	(16)	3
Net loss	$(55,804)	$(5,557)	$(50,247)

Research and development expenses

Research and development expenses were flat for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The Company spent $0.2 million less on early development programs for the three months ended June 30, 2021 than for the same period in 2020. The Company spent an additional $0.3 million in clinical expense related to CTX-471 and $0.3 million less in manufacturing expense related to CTX-8371 for the three months ended June 30, 2021 than for the same period in 2020.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. In 2021, we began tracking our internal personnel costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three Months Ended June 30,
	2021	2020
	(000’s)

CTX-471	$698	$954
CTX-8371	284	33
NKP30 cell engagement platform	10	—
CTX-009	105	—
Unallocated research and development expenses	1,808	1,998
Total research and development expenses	$2,905	$2,985

In-Process R&D

In-process R&D was $50.6 million for the three months ended June 30, 2021 and consisted of costs related to the TRIGR acquisition. There were no in process R&D expenses in 2020. See Note 9 for further description.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million to $2.2 million for the three months ended June 30, 2021 from $2.1 million for the same period in 2020. Stock compensation increased by $0.6 million, partially offset by lower personnel and facilities expenses.

Other Expense, Net

We recognized interest expense of $0.1 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively. The reduction in interest is from a lower outstanding loan balance.

Income Tax Expense

During the three months ended June 30, 2021 and 2020, we recognized income tax expenses of $13 and $16 thousand, respectively, which were primarily attributable to the services that Compass Advisors, Inc., our wholly-owned subsidiary, provided at cost plus a profit margin.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
		(000’s)
Operating expenses:
Research and development	$7,609	$6,556	$1,053
General and administrative	4,798	4,345	453
In-process R&D	50,618	—	50,618
Total operating expenses	63,025	10,901	52,124
Loss from operations	(63,025)	(10,901)	(52,124)
Other expense, net	(185)	(1,026)	841
Loss before income tax expense	(63,210)	(11,927)	(51,283)
Income tax expense	(13)	(32)	19
Net loss	$(63,223)	$(11,959)	$(51,264)

Research and development expenses

Research and development expenses increased by $1.1 million from $6.6 million for the six months ended June 30, 2020 to $7.6 million for the six months ended June 30, 2021. The was primarily attributable to an increase in manufacturing costs related to CTX-8371 of $0.9 million.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. In 2021, we began tracking our internal personnel costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Six Months Ended June 30,
	2021	2020
	(000’s)

CTX-471	$1,696	$1,812
CTX-8371	1,778	86
NKP30 cell engagement platform	127	—
CTX-009	105	—
Unallocated research and development expenses	3,903	4,658
Total research and development expenses	$7,609	$6,556

In-process R&D

In-process R&D was $50.6 million for the six months ended June 30, 2021 and consisted of costs related to the TRIGR acquisition. There were no in-process R&D expenses in 2020. See Note 9 for further description.

General and administrative expenses

General and administrative expenses increased by $0.5 million to $4.8 million for the six months ended June 30, 2021 from $4.3 million for the same period in 2020. The increase was primarily attributable to the issuance of stock options in the second half of 2020 and first quarter of 2021, which resulted in increased stock compensation expense of $1.5 million. This increase was partially offset by reduced personnel and facilities costs.

Other expense, net

We recognized interest expense of $0.3 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively. The reduction in interest is from a lower outstanding loan balance.

A fair value of the derivative related to the Credit Facility was increased by $0.3 million as of June 30, 2020. Following our reverse merger with Compass Therapeutics LLC in June 2020, the derivative was settled.

Income tax expense

During the six months ended June 30, 2021, we recognized income tax expenses of $13 thousand. During the six months ended June 30, 2020, we recognized income tax expenses of $32 thousand.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through June 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility. Following the completion of the Merger, we completed a private placement of our common stock and received gross proceeds of $60.5 million. As of June 30, 2021, we had cash and cash equivalents of $31.2 million.

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

Going Concern

As of June 30, 2021, we had cash and cash equivalents of $31.2 million. The Company has not generated any revenues from operations since inception and does not expect to do so in the foreseeable future. We have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through June 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility. Following the completion of the Merger, we completed a private placement of our common stock of $60.5 million. Our cash balance is not sufficient to fund the Company’s current operating plan for at least the next twelve months following the filing of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We are exploring opportunities to secure additional funding through equity or debt financings or through collaborations, licensing transactions or other sources.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2021	2020
	(000’s)

Cash used in operating activities	$(11,544)	$(13,061)
Cash provided by (used in) investing activities	(627)	39
Cash provided by (used in) financing activities	(3,750)	53,090
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,921)	$40,068

Operating Activities

During the six months ended June 30, 2021, we used $11.5 million of cash in operating activities, resulting from our net loss of $63.3 million, offset by non‑cash charges of $53.3 million and the change in operating assets and liabilities of $1.6 million. Our non‑cash charges are from the TRIGR acquisition expense of in-process R&D of $50.6 million, depreciation and amortization of $0.3 million, share-based compensation expense of $1.9 million, offset by $44 thousand of gain on disposal of equipment.

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

Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $0.6 million attributed to $0.4 million in leasehold improvements and purchases of equipment and $0.3 million for acquisition costs related to TRIGR, partially offset by the sale of property and equipment. During the six months ended June 30, 2020, cash provided by investing activities was $39 thousand attributable to the sale of property and equipment.

Financing Activities

During the six months ended June 30, 2021, we had $3.8 million in principal payments under the Credit Facility. During the six months ended June 30, 2020, we received cash of $53.1 million from financing activities primarily from the closing of the private placement in June 2020 which resulted in net proceeds of $55.0 million. This was partially offset by $1.9 million in principal payments related to the 2018 Credit Facility.

Indebtedness

In March 2018, we entered into the Credit Facility with Pacific Western Bank which matures on March 1, 2022 and consists of $15.0 million in term loans. The term loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. As of June 30, 2021, the interest rate was 6.25%. We made interest-only payments through June 30, 2020, and beginning in April 2020, we began to make equal monthly principal payments of $625 thousand. Payments are scheduled through March 2022. As of June 30, 2021, $5.6 million was outstanding.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities. The timing and amount of our operating expenditures will depend largely on:

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

We will require additional funding to execute the current plans of the Company. The plans are to initiate at least one Phase 2 clinical trial of CTX-009, complete Part 2 of our ongoing Phase 1 clinical trial of CTX-471 and commence the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate. We expect that we will require additional funding to complete the clinical development of CTX-009, CTX-471 and CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Critical Accounting Policies and Significant Judgments and Estimates

See Note 2 of the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 and Part II, Item 7 “Critical Accounting Policies and Significant Judgements and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for our critical accounting policies and estimates.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risk factors from the Annual Report on Form 10-K are as follows:

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We have incurred significant losses since inception and expect to incur significant and increasing losses for at least the next several years. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, could force us to delay or reduce our product development and clinical trials.

We may experience increased costs, disruptions or other difficulties with the integration of TRIGR.

On June 25, 2021, we consummated the acquisition of all outstanding shares of TRIGR Therapeutics, Inc., or TRIGR. As a result of this acquisition, we also acquired certain assets of TRIGR, including CTX-009 (formerly designated TR009/ABL001/NOV1501), an anti-DLL4 x VEGF-A bispecific antibody that is undergoing clinical development in patients with advanced solid tumors in South Korea. A Phase 1 dose escalation study and a Phase 1b dose expansion monotherapy study have been completed, and a Phase 1b combination study is ongoing. We plan to file an IND in the United States and continue the development of this product candidate across multiple indications. While we have invested, and continue to invest, significant resources in due diligence, planning and integration of TRIGR, it is possible that significant issues and potential unknown liabilities may arise during the course of the integration and ongoing development of CTX-009, which may result in increased costs, delays in the initiation of clinical trials and other difficulties that are not presently contemplated.

We have not historically developed the product candidate we acquired in our recent acquisition of TRIGR and are relying on TRIGR’s prior research to advance this product candidate and intellectual property obtained by TRIGR.

The product candidate that was acquired in the TRIGR acquisition, CTX-009, was initially developed by TRIGR and its licensor ABL Bio. We have not yet demonstrated an ability to develop, advance, or run clinical trials with this product candidate. In addition, our intellectual property rights covering the product candidate that was acquired in the TRIGR acquisition, CTX-009, were developed by TRIGR and its licensor, ABL Bio. We were not responsible for obtaining, maintaining or enforcing such intellectual property rights and we are relying on the previous work of TRIGR and its licensor to have adequately protected such intellectual property. We are relying on TRIGR’s previous work to continue our development of this product candidate. As a result, we cannot ensure that we will be able to successfully advance this product candidate going forward or that the intellectual property rights were protected at a level comparable to our previously disclosed intellectual property.

Certain of our clinical trials are conducted in overseas jurisdictions, which may subject us to delays and expenses.

We are conducting certain clinical trials in overseas jurisdictions. For example, clinical trials for CTX-009 are currently being conducted in South Korea. Regulators in the United States, such as the FDA, or in other foreign jurisdictions, may not support our trial design and protocol, which would delay our clinical development plans and increase our expenses.

In addition, there are risks inherent in conducting clinical trials in overseas jurisdictions, which may subject us to delays and expenses, such as:

•
regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct clinical trials;
•
differing and conflicting regulatory requirements;
•
foreign exchange fluctuations;
•
manufacturing, customs, shipment, and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

The following risk factors from the Annual Report on Form 10-K have been modified:

We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses. Our net losses were $29.5 million and $34.7 million for the years ended December 31, 2020 and 2019, respectively, and as of December 31, 2020 and June 30, 2021, we had an accumulated deficit of $151.4 million and $214.7 million, respectively. In addition, as of December 31, 2020 and June 30, 2021, we had stockholders’ equity of $39.9 million and $28.9 million, respectively. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity and borrowings under the 2018 loan and security agreement with Pacific Western Bank, or the 2018 Credit Facility. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities for our product candidates.

We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to advance the preclinical and clinical development of our existing product candidates and our research programs;

•	leverage our research and development capabilities, including our proprietary StitchMabs TM technology, to advance additional product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	hire additional clinical, quality control, regulatory, scientific and administrative personnel;

•	expand our operational, financial and management systems and increase personnel, including to support our clinical development and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our existing or future collaborators’, success in:

•	completing preclinical studies and clinical trials of our product candidates, including our ongoing and planned clinical trials of CTX-009, CTX-471 and CTX-8371;

•	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;

•	identifying and developing new product candidates;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop. Additionally, any COVID-19 related program setbacks or delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact our programs and increase our expenditures.

Our future capital requirements depend on many factors, including:

•	the scope, progress, timing, results and costs of researching and developing CTX-009, CTX-471, CTX-8371 and our other product candidates, and of conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining marketing approval for CTX-009, CTX-471, CTX-8371 and any future product candidates we develop, if clinical trials are successful;

•	the costs of manufacturing CTX-009, CTX-471, CTX-8371 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;

•	the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials, the third-parties on whom we rely, and the supply of our product candidates;

•

the costs of commercialization activities, including marketing, sales and distribution costs, for CTX 009, CTX-471, CTX-8371 and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of June 30, 2021, we had cash and cash equivalents of $31.2 million. Based on our research and development plans, we expect that these cash resources will not enable us to fund our operating expenses and capital expenditure requirements over the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

We are early in our development efforts. We will be conducting our first clinical trials since acquiring CTX-009, currently our lead product candidate, and are currently conducting clinical trials for CTX-471. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of CTX-009, CTX-471, CTX-8371 and any other current or future product candidates we develop, which may never occur. Our current product candidates, including CTX-009, CTX-471, CTX-8371 and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

•	timely and successful completion of preclinical studies and our clinical trials;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	Our plans to successfully submit investigational new drug,or IND,applications with the FDA for CTX-009, CTX-8371 and/or other current and future product candidates;

•	our ability to complete preclinical studies for current or future product candidates;

•	successful enrollment in, including maintaining or reaching target enrollment levels during the COVID-19 pandemic, and completion of clinical trials;

•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;

•	our ability to establish agreements with third-party manufacturers on a timely and cost-efficient manner;

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

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that CTX-009, CTX-471, CTX-8371 or any other current or future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. Although certain trials (or portions thereof) of CTX-009 and CTX-471 have been completed, we may experience delays in completing ongoing or future trials or in initiating any planned clinical trials and development efforts. Additionally, we cannot be certain the ongoing and planned preclinical studies or clinical trials for CTX-009, CTX-471, CTX-8371 or any other future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

•

enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate. For example, we have experienced some challenges in the enrollment of patients into our ongoing Phase 1 clinical trial of CTX-471, and there can be no assurance that we will not encounter similar challenges in the future for this trial or other trials;

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

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct additional “open-label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

With the exception of CTX-009, which is undergoing clinical trials in South Korea, and CTX-471, which is currently being tested in a Phase 1 clinical trial, all of our product candidates are still in the discovery or preclinical stage, and the risk of failure for such product candidates is high. In addition, any one or more of our product candidates that have not yet entered the clinic may never advance into clinical development. For instance, in early 2021, we conducted a review of our pipeline and made the strategic decision to deprioritize the development efforts for our NKp30 innate cell engager platform and to refrain from advancing CTX-8573 to IND-enabling studies. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Immuno-oncology drugs have been observed to cause side effects, generally related to over activation of the immune system. These include colitis, diabetes, pituitary inflammation, thyroiditis, myocarditis, liver inflammation, thrombocytopenia, among others. Our immuno-oncology product candidates, including CTX-471, may have similar or additional side effects. We completed the Phase 1a stage of the clinical trial evaluating the safety and tolerability of CTX-471 in mid-2020. In this study, all of the 19 patients enrolled received at least one dose of CTX-471. There were two treatment-related serious adverse events reported that included hypoxia, which resolved, and thrombocytopenia purpura, which also resolved. Two dose-limiting toxicities of immune-related thrombocytopenia were also reported. The second stage (Phase 1b) of our CTX-471 Phase 1 trial is currently ongoing.

As of June 21 2021, 18 patients in the Phase 1b stage had received at least one dose of CTX-471. As of June 21 2021, no severe treatment-related emergent side effects have been reported in the Phase 1b stage; however, severe treatment related side effects may emerge at a later time in the study. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Antibody therapeutics and bispecifics and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that CTX-009, CTX-471, CTX-8371 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we intend to pursue CTX-009 and CTX-471 in part in combination with other therapies and may develop CTX-8371 and future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

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

See “—Risks Related to Reliance on Third Parties—We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for CTX-009, CTX-471, CTX-8371 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize CTX-009, CTX-471, CTX-8371 and any current or future product candidates we develop and our business could be materially harmed.”

Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of CTX-009, CTX-471, CTX-8371 or current or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

Because the number of subjects in our Phase 1 clinical trial of CTX-471 is small, the results from this trial, once completed, may be less reliable than results achieved in larger clinical trials.

Nineteen patients were enrolled in our Phase 1a dose escalation stage of the trial and as of June 21 2021, 18  patients have received at least one dose of CTX-471 in the Phase 1b dose expansion stage of the trial. A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes and heterogeneous patient populations, such as our ongoing Phase 1 clinical trial of CTX-471, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and with more homogeneous patient populations. As a result, there may be less certainty that CTX-471 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of CTX-471, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our Phase 1 clinical trial. Similarly, if we conduct a clinical trial of any other product candidate we develop, including CTX-471, with a smaller sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials.

We have chosen to prioritize development of CTX-009, CTX-471 and CTX-8371. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of CTX-009, CTX-471 and CTX-8371 rather than other product candidates. This decision is based, in part, on the significant resources required for developing and manufacturing antibody therapeutics and bispecifics. To date, no regulatory authority has granted approval for an antibody therapeutic targeting CD137, also known as 4-1BB, as well as the target of CTX-471. Of note, several drugs targeting CD137 have been tested in early-stage clinical trials, and at least one of these drugs had severe side effects. It is possible that CTX-471 may have similar adverse effects, including toxicity, in humans. As a result, we may be foregoing other potentially more profitable antibody therapies or drugs with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities.

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

Risks related to regulatory approval of our product candidates

Regulatory agencies may not agree with the design of our clinical development programs for one or more of our product candidates that we intend to utilize to support an expedited development process.

We intend to pursue an accelerated approval pathway for one or more of our product candidates, such as CTX-009, where we believe our proposed adaptive design of our clinical development program for this product candidate could support expedited development. However, we have not yet reached any agreement with the FDA or comparable foreign regulatory authorities on the availability of such a strategy, nor have we initiated discussions to seek such agencies’ feedback on such pathway. There can be no assurance that we will be successful in reaching alignment with regulatory authorities with the effect and purpose of shortening the development path for any of our product candidates.

We intend to develop CTX-009 and CTX-471 in part in combination with other therapies and may develop CTX-8371 and future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We intend to develop CTX-009 in combination with other therapies, such as chemotherapy, and CTX-471 in part in combination with other therapies, such as trastuzumab, and may develop CTX-8371 and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been previously tested in the clinic and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate CTX-009, CTX-471, CTX-8371 or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell CTX-009, CTX-471, CTX-8371 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biological products we choose to evaluate in combination with CTX-009, CTX-471, CTX-8371 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

Risks related to the commercialization of our product candidates

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

We may initially seek approval for CTX-009, CTX-471, CTX-8371 and any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

If we are unable to establish marketing, sales and distribution capabilities for CTX-009, CTX-471, CTX-8371 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for CTX-009, CTX-471, CTX-8371 and any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

On July 24, 2020 and September 13, 2020, then-President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule. On August 6, 2021, CMS released a proposed rule that would rescind the MFN rule, although the timing of its adoption remains uncertain as of the date hereof.

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

We have contracted with qualified third-party contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical trials. If approved, commercial supply of CTX-009, CTX-471, CTX-8371 and any future product candidates may also be manufactured at one or more CMOs.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Therefore, we will likely need to change our CMOs for manufacturing of any product candidates that advance to later-stage trials to those that can support commercial-scale manufacturing. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

•

we will likely need to change our CMOs for manufacturing of any product candidates that advance to later-stage trials to those that can support large-scale manufacturing for later stage clinical trials as well as commercial supply needs;

•

we will likely need to conduct additional work on chemistry, manufacturing and controls, or CMC, in relation to the production of the cell line for CTX-009 to support later-stage clinical trials and to meet commercial supply needs;

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

We have experienced, and may in the future experience challenges with our third party manufacturers that could have an adverse impact on the development of our product candidates. For example, the expected timing of submission of our IND for our product candidate CTX-8371 was shifted to mid-2022 due to delays at our outside manufacturer for that candidate.

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. Such licenses include those with ABL Bio Inc. with respect to our CTX-009 product candidate and with Adimab, LLC, with respect to our CTX-471 product candidate. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, or we otherwise are unable to maintain our licenses for our product candidates, we may be unable to successfully develop and commercialize the affected product candidates.

Risks related to our work with third parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for CTX-009, CTX-471, CTX-8371 and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize CTX-009, CTX-471, CTX-8371 and any current or future product candidates we develop and our business could be materially harmed.

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

Risks related to our business

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

•

managing our internal development efforts effectively, including the clinical and FDA review process for CTX-009, CTX-471, CTX-8371 and any other current or future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize CTX-009, CTX-471, CTX-8371 and any current or future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize CTX-009, CTX-471, CTX-8371 and any current or future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Research and Development Collaboration and License Agreement, dated November 30, 2018, between TRIGR Therapeutics, Inc. and ABL Bio Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: August 16, 2021	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Co-Founder and Chief Executive Officer

Date: August 16, 2021	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer
Date: August 16, 2021	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance