Form 10-Q
period 2021-09-30
Compass Therapeutics, Inc.
filed 2021-11-12
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39696

COMPASS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 Guest St., Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CMPX	NASDAQ Capital Market

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

As of November 5, 2021, the registrant had 98,031,565 shares of common stock, $0.0001 par value per share, outstanding.

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
•
The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidates. Failure to

i

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$25,509	$47,076
Prepaid expenses and other current assets	3,063	3,126
Total current assets	28,572	50,202
Property and equipment, net	1,435	1,126
Restricted cash	210	263
Operating lease, right-of-use ("ROU") asset	4,362	—
Other assets	320	320
Total assets	$34,899	$51,911
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$868	$1,061
Accrued expenses	1,998	1,571
Operating lease obligations, current portion	1,073	—
Current portion of long-term debt	3,744	7,467
Total current liabilities	7,683	10,099
Long-term debt, net of current portion	—	1,867
Operating lease obligations, long-term portion	3,328	—
Total liabilities	11,011	11,966

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—

Common stock, $0.0001 par value: 300,000 shares authorized; 62,323 and 52,117 shares issued at September 30, 2021 and December 31, 2020, respectively; 61,760 and 51,221 shares outstanding at September 30, 2021 and December 31, 2020, respectively	6	5

Additional paid-in-capital	244,490	191,348
Accumulated deficit	(220,608)	(151,408)
Total stockholders' equity	23,888	39,945
Total liabilities and stockholders' equity	$34,899	$51,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,154	$3,670	$10,763	$10,498
General and administrative	2,700	5,291	7,500	9,364
In-process R&D	—	—	50,618	—
Total operating expenses	5,854	8,961	68,881	19,862
Loss from operations	(5,854)	(8,961)	(68,881)	(19,862)
Other expense, net	(121)	(189)	(306)	(1,215)
Loss before income tax expense	(5,975)	(9,150)	(69,187)	(21,077)
Income tax expense	—	—	(13)	(32)
Net loss	$(5,975)	$(9,150)	$(69,200)	$(21,109)
Net loss per share - basic and diluted	$(0.10)	$(0.18)	$(1.26)	$(0.88)
Basic and diluted weighted average shares outstanding	61,694	50,940	55,003	23,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	51,221	$5	$191,348	$(151,408)	$39,945
Vesting of share-based awards	—	—	92	—	—	—	—
Stock-based compensation	—	—	—	—	948	—	948
Net loss	—	—	—	—	—	(7,422)	(7,422)
Balance at March 31, 2021	—	—	51,313	5	192,296	(158,830)	33,471
Common shares issued for Trigr acquisition	—	—	10,265	1	50,299	—	50,300
Vesting of share-based awards	—	—	88	—	—	—	—
Stock-based compensation	—	—	—	—	908	—	908
Net loss	—	—	—	—	—	(55,804)	(55,804)
Balance at June 30, 2021	—	—	61,666	6	243,503	(214,634)	28,875
Vesting of share-based awards	—	—	94	—	—	—	—
Stock-based compensation	—	—	—	—	987	—	987
Net loss	—	—	—	—	—	(5,975)	(5,975)
Balance at September 30, 2021	—	$—	61,760	$6	$244,490	$(220,608)	$23,888

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	207,164	$129,870	7,034	$1	$3,304	$(121,908)	$(118,603)
Vesting of share-based awards	—	—	88	—	—	—	—
Stock-based compensation	—	—	—	—	247	—	247
Net loss	—	—	—	—	—	(6,402)	(6,402)
Balance at March 31, 2020	207,164	129,870	7,122	1	3,551	(128,310)	(124,758)
Common shares issued to former shareholders	—	—	1,000	—	—	—	—
Conversion of Compass preferred into common shares	(207,164)	(129,870)	30,630	3	129,867	—	129,870
Common shares issued, net of issuance costs of $6,902	—	—	12,097	1	53,580	—	53,581
Payment to non-participating Compass Therapeutics LLC members	—	—	(14)	—	(69)	—	(69)
Vesting of share-based awards	—	—	62	—	—	—	—
Stock-based compensation	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	(5,557)	(5,557)
Balance at June 30, 2020	—	—	50,897	5	187,112	(133,867)	53,250
Adj. to costs related to June 2020 private placement	—	—	—	—	651	—	651
Vesting of share-based awards	—	—	127	—	—	—	—
Stock-based compensation	—	—	—	—	2,536	—	2,536
Net loss	—	—	—	—	—	(9,150)	(9,150)
Balance at September 30, 2020	—	$—	51,024	$5	$190,299	$(143,017)	$47,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(69,200)	$(21,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	1,335
Loss (gain) on disposal of equipment	(75)	8
Noncash interest expense	35	72
Share-based compensation	2,843	2,966
Write-off of in-process R&D	50,618	—
Change in fair value of derivative liability	—	556
ROU asset amortization	786	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63	(1,379)
Other long-term assets	—	25
Accounts payable	(193)	194
Accrued expenses	427	(1,848)
Operating lease liability	(747)	—
Settlement of derivative liability	—	(1,050)
Net cash used in operating activities	(15,001)	(20,230)
Cash flows from investing activities:
Purchases of property and equipment	(791)	(23)
Asset acquisition costs	(318)	—
Proceeds from sale of equipment	115	55
Net cash (used in) provided by investing activities	(994)	32
Cash flows from financing activities:
Proceeds from issuance of common stock	—	60,482
Issuance costs from issuance of common stock	—	(6,319)
Repayment of borrowings under loan	(5,625)	(3,750)
Net cash (used in) provided by financing activities	(5,625)	50,413
Net change in cash, cash equivalents and restricted cash	(21,620)	30,215
Cash, cash equivalents and restricted cash at beginning of period	47,339	25,566
Cash, cash equivalents and restricted cash at end of period	$25,719	$55,781
Supplemental disclosure of cash flow information
Cash paid for interest	$226	686
Supplemental disclosure of financing activities
Deferred offering costs included in accrued expenses	$—	$(116)
Conversion of preferred units	$—	$129,870
Payment to non-participating Compass LLC investors, within accrued expenses	$—	$(69)
ROU asset acquired through operating leases	$5,148	$—
Acquisition of Trigr Therapeutics, Inc.	$50,300	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations and changes in convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through September 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility. Following the completion of the Merger, we completed a private placement of our common stock and received net proceeds of $54.2 million. As of September 30, 2021, we had cash and cash equivalents of $25.5 million. In November 2021, the Company completed an underwritten public offering which raised a net of $117.3 million (see footnote 13). Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024.

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

We have been able to continue to pursue patient dosing and monitoring of our Phase 1 clinical trial of CTX-471 without significant delays. However, we have experienced increased delays in patient enrollment in several of our trial sites. In order to address the reduction in patient enrollment, we have added additional sites. In addition, there have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our future clinical trials, and these delays have impacted and may continue to impact the timing of our future clinical trials. We expect that COVID-19 may continue to directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries; (ii) the availability, cost or supply of materials; and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market	$24,474	$—	$—	$24,474
Total assets	$24,474	$—	$—	$24,474

	Fair Value Measurements as of December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market	$43,631	$—	$—	$43,631
Total assets	$43,631	$—	$—	$43,631

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$5,351	$5,356
Software	364	180
Leasehold improvements	600	896
Furniture and fixtures	22	629
Total property and equipment–at cost	6,337	7,061
Less: Accumulated depreciation	(4,902)	(5,935)
Property and equipment, net	$1,435	$1,126

Total depreciation expense for three months ended September 30, 2021 and 2020 was $0.1 million and $0.4 million, respectively. Total depreciation expense for nine months ended September 30, 2021 and 2020 was $0.4 million and $1.3 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and benefits	$799	$976
Research and development expenses	734	212
Leasehold improvements	320	-
Legal and professional fees	75	326
Other	70	57
Total accrued expenses	$1,998	$1,571

6. Debt

The aggregate principal amount of debt outstanding consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Current portion of debt	$3,750	$7,500
Less: unamortized debt discount	(6)	(33)
Current portion of debt, net of debt discount	$3,744	$7,467
Long-term debt, net of current portion	$—	$1,875
Less: unamortized debt discount	—	(8)
Long-term debt, net of current portion	$—	$1,867

The Company entered into, and subsequently amended, a term loan facility with Pacific Western Bank, Inc. (the “Credit Facility”), and received $15.0 million debt proceeds. The loan bears interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. The interest rate was 6.25% at September 30, 2021. In an event of default, as defined in the Credit Facility, the interest rate applicable to borrowings would be increased by 5.0%. The Company made interest-only payments through March 31, 2020. In April 2020, the Company became obligated to make equal monthly principal payments of $625,000 through March 31, 2022 when the notes mature. The Credit Facility allows for prepayment of the outstanding principal at any time, subject to a prepayment charge that is dependent on the prepayment date.

The Credit Facility agreement contains a provision whereby the Company was obligated to pay a success fee of $1.1 million upon the achievement of certain liquidity events. Upon consummation of the Merger, the Company success fee payment became due and was paid in its entirety in September 2020.

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

The borrowings are collateralized by substantially all of the Company’s assets, excluding intellectual property, and contains affirmative and negative covenants including restrictions on the Company’s ability to incur additional indebtedness, pay dividends, encumber its property, or engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. The Company was in compliance with its covenants as of September 30, 2021.

The Company recognized interest expense of $0.1 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively. The Company recognized interest expense of $0.3 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the aggregate minimum future principal payments due in connection with the Credit Facility, as amended, are as follows (in thousands):

Year Ending December 31,
2021	$1,875
2022	1,875
Total	$3,750

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is three years and eight months as of September 30, 2021.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet:

(000's)
Remainder of 2021	$429
Years ending December 31,
2022	1,315
2023	1,348
2024	1,382
2025	426
Total minimum lease payments	4,900
Less: amount of lease payments representing interest	(499)
Present value of future minimum lease payments	4,401
Less: operating lease obligations, current portion	(1,073)
Operating lease obligations, long-term portion	$3,328

8. Stock-Based Compensation

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.93 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2021 was 2.08 million shares. As of September 30, 2021, 1.5 million shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was classified in the condensed consolidated statement of operations as follows:

	Nine Months Ended September 30,
	2021	2020
	(000’s)

Research and development	$476	$486
General and administrative	2,367	2,480
Total	$2,843	$2,966

As of September 30, 2021, remaining unrecognized compensation cost related to options and restricted stock awards to be recognized in future periods totaled $8.6 million.

Restricted Stock

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the nine months ended September 30, 2021 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000’s)	Per Share
Unvested, December 31, 2020	896	$1.78
Granted	—	$—
Vested	(273)	$1.82
Forfeited or canceled	(63)	$1.62
Unvested, September 30, 2021	560	$1.78

As of September 30, 2021, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $1.0 million, expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average
	Unvested	Exercise	Remaining
	Options	Price	Contractual
	(000’s)	Per Share	Life (in years)
Outstanding at December 31, 2020	2,159	$5.00	9.1
Granted	1,647	$5.15	9.5
Exercise	—	$5.00	—
Forfeited/cancelled	(286)	$5.00	—
Outstanding at September 30, 2021	3,520	$5.07	9.2
Vested at September 30, 2021	1,208	$5.00	8.9

For the nine months ended September 30, 2021, the weighted average grant date fair value for options granted was $3.82. There was no intrinsic value for options vested and outstanding as of September 30, 2021. As of September 30, 2021, stock option expense for options is expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2021, the total unrecognized compensation cost related to outstanding options was $7.6 million, expected to be recognized over a weighted average period of 2.1 years. The total unrecognized compensation cost related to outstanding restricted stock and stock options was $8.6 million.

For the nine months ended September 30, 2020, the weighted average grant date fair value for options granted was $3.42. There was no intrinsic value for options vested and outstanding as of and for the nine months ended September 30, 2020.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Expected term (in years)	6.1	6.0
Risk-free rate	0.79%	0.36%
Expected volatility	90%	140%

9. Merger Transaction

On May 11, 2021 the Company and Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company, entered into a definitive merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, through its wholly owned subsidiaries and a two-step merger structure, acquired all of the outstanding shares of TRIGR (the “TRIGR Merger”). On June 25, 2021, the TRIGR Merger was consummated. Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of the Company’s common stock with a fair value of $50.3 million (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9.0 million, representing earnout payments based on three independent events. The first potential earnout payment is $2.0 million related to a milestone payment under the Elpiscience agreement, due to the Company upon IND approval of CTX-009 in China, and remitted to the TRIGR shareholders. The Company will act as a conduit to this transaction and will remit to the former TRIGR shareholders up to $2 million related to this milestone payment received from Elpiscience. The second potential earnout payment of $2 million is contingent upon the Company entering into a regional license agreement with a specific third party. Since the Company has not entered into a regional license agreement with that third party and assesses the probability of reaching such agreement with that party to be low, no provision is being made. The third and last potential earnout is $5 million which is dependent on the Company successfully filing a biologics license application and being granted marketing approval for the product candidate acquired in the transaction, CTX-009. As CTX-009 is in early clinical development and the clinical development of CTX-009 and regulatory strategy are subject to substantial risk, it is not probable that this payment will be made and as such, no provision is being made.

To determine whether the transaction meets the definition of a business acquisition or an asset acquisition in accordance with ASC 805-10-55, we had to assess the nature of the transaction and the fair value of the assets acquired in the transaction. Our assessment suggest that the fair value of the transaction is substantially concentrated in a license to a single identifiable asset, CTX-009, and a potential financial interest (in the form of royalties) in an additional set of early-stage similar assets. The guidance further requires a business acquisition to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Because all asset acquisitions include inputs, the existence of a substantive process is what distinguishes a business acquisition from an asset acquisition. Our assessment is that there is no process or outputs that are being acquired with the TRIGR acquisition. As a result, the TRIGR acquisition is considered to fall under the guidance of an asset acquisition rather than a business acquisition. Accordingly, the Company allocated the $50.3 million transaction amount and $0.3 million of transaction costs to the acquired license. As the license is considered in-process R&D, the Company expensed the acquired asset on the transaction date.

10. Related Parties and Related-Party Transactions

On October 16, 2014, the Company entered into a collaboration agreement with Adimab, LLC. The Company’s co-founder has a direct ownership interest in Adimab, LLC. The Company recorded no research and development expenses in connection with this agreement during the nine months ended September 30, 2021 and 2020.

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

11. Other Expense

Other income and expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(000's)		(000's)

Interest income	$1	$22	$25	$70
Interest expense	(78)	(212)	(331)	(730)
Change in fair value of derivative liability	—	—	—	(556)
Other income (expenses)	(44)	1	—	1
Total other income (expenses)	$(121)	$(189)	$(306)	$(1,215)

12. License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreements

In November 2018, the Company's wholly owned subsidiary TRIGR and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and is eligible to receive up to $110 million of development and regulatory milestone payments, up to $295 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. ABL Bio is also eligible to receive up to $185 million in development, regulatory and commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition in 2021, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement. See Note 9 for further information on the TRIGR transaction.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licensees two bispecific antibodies (ABL101 and ABL103) that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the first nine months of 2021. As of September 30, 2021, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Other License and Research Agreements

FUJIFILM Diosynth Biotechnologies ("Fujifilm") Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with Fujifilm on July 20, 2020. The Company made cash payments of $0.1 million and recorded $25 thousand in research and development expense during the three months ended September 30, 2021 related to this agreement. The Company made cash payments of $1.3 million and recorded approximately $1.0 million in research and development expense during the nine months ended September 30, 2021 related to this agreement. As of September 30, 2021, future payments in connection with the SOW amounted to $1.2 million and prepayments for future work to be performed amounted to $1.8 million, for a total expense to be recognized of $3.0 million.

13. Subsequent events

On November 1, 2021, the Company announced that it priced an underwritten public offering (the "Offering") to sell 35,715,000 shares of common stock at a public offering price of $3.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 5,357,250 shares of common stock at the Offering price, less the underwriting discount. In connection with the Offering, the Company also announced that its common stock would begin trading on the Nasdaq Capital Market under the symbol “CMPX” at the opening of trading on November 2, 2021. The Offering closed on November 4, 2021. The Company received net proceeds from the Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $117.3 million.

On November 8, 2021, the Company paid off the balance of its notes, and terminated the Credit Facility (see Note 6). After this pay off, the Company has no additional debt facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2021. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. These include modulation of the microvasculature via angiogenesis-targeted agents, induction of a potent immune response via activators on effector cells in the tumor microenvironment, and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with proprietary pipeline antibodies based on supportive clinical and nonclinical data.

On June 25, 2021, we consummated a definitive merger agreement (the “Merger Agreement”) with Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company, . Pursuant to the Merger Agreement, through our wholly owned subsidiaries and a two-step merger structure, we acquired all of the outstanding shares of TRIGR (the “TRIGR Merger”). Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of our common stock (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments which are dependent on certain events, including $5 million which is dependent on biologics license application approval of a product candidate acquired in the transaction, renamed CTX-009.

We currently have three product candidates, two of which are in clinical development:

CTX-009 (a.k.a. ABL001) - anti-DLL4 x VEGF-A bispecific antibody

CTX-009 is an investigational bispecific antibody that simultaneously blocks Delta-like ligand 4/Notch ("DLL4") and vascular endothelial growth factor A ("VEGF-A") signaling pathways, which are critical to angiogenesis and tumor vascularization. We have licensed exclusive global rights to CTX-009, outside of South Korea, from ABL Bio, Inc. (“ABL Bio”), a South Korea-based clinical-stage company focused on developing antibody therapeutics. South Korean rights are held by Handok Pharmaceuticals, Inc. (“Handok”) and China rights which were out-licensed from the Company to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”).

CTX-009 is undergoing clinical development in patients with advanced solid tumors in South Korea. A Phase 1 dose escalation and dose expansion monotherapy study has been completed and a Phase 1b combination study of CTX-009 in combination with chemotherapy is ongoing in South Korea. In the first quarter of 2021, Handok commenced a Phase 2a study of CTX-009 in combination with paclitaxel in patients with biliary tract cancers (“BTC” or “cholangiocarcinoma”) in South Korea.

On October 8, 2021, we, along with ABL Bio, presented clinical trial data from the CTX-009 Phase 1a/1b dose-escalation and dose expansion study at a plenary oral session during the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (Abstract Number: 4749; Session title: Plenary Session 2: New Drugs on the Horizon I). The significant findings presented are as follows:

•
CTX-009 was generally well-tolerated and demonstrated single agent activity in heavily pre-treated patients with solid tumor who are resistant to anti-VEGF therapies, mostly of colorectal and gastric origins

•
The maximum tolerated dose (“MTD”) was not reached, and the recommended Phase 2 doses (“RP2D”) of CTX-009 were determined to be 10.0 and 12.5 mg/kg biweekly
•
Overall response rate (“ORR”) of CTX-009 as a monotherapy across all doses tested (0.3 – 17.5 mg/kg) was 8% and the clinical benefit rate (“CBR”) was 62% in patients treated at the 3rd and 4th line settings
•
Treatment with CTX-009 as a monotherapy at the RP2D (10.0 mg/kg and 12.5 mg/kg) led to 18.8% (n=3/16) ORR, not including an additional unconfirmed partial response ("PR"), and a 68.5% CBR (n=11/16)

Phase 1: Monotherapy Clinical Trial of CTX-009

An open-label, Phase 1 dose-escalation and expansion study designed to identify the optimal dose and to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and the anti-tumor activity of CTX-009 in patients with advanced solid tumors after failure of standard of care treatment was conducted by ABL Bio in South Korea. This trial consisted of a Phase 1a monotherapy dose escalation arm and a Phase 1b dose expansion arm. The study was initiated in September 2017 and enrollment was completed in February 2021.

The dose escalation portion of the study followed a traditional 3+3 dosing scheme where CTX-009 was administered by intravenous infusion across nine dose cohorts ranging from 0.3 to 17.5 mg/kg biweekly. Patients were enrolled in two arms: a Phase 1a dose-escalation arm and a Phase 1b dose expansion arm. The expansion cohorts were 7.5, 10, 12.5 and 15 mg/kg. Patient tumor volumes were measured using CT scans at baseline and then every eight weeks.

A total of 40 out of the 45 patients enrolled in the study are evaluable for the purpose of determination of anti-tumor activity of CTX-009 since five patients did not reach their first scan at week eight due to progressive disease or for other reasons. Sixteen of the 40 evaluable patients were dosed at the 10 or 12.5 mg/kg dose levels and represent what we project to be the efficacious dose levels. Among those 16 patients, there were three PRs confirmed by RECIST 1.1 with an ORR of 18.8% and eight patients with stable disease (“SD”), with a CBR of 68.8%. Two of the three PRs were in advanced colorectal patients and one of the three PRs was in an advanced gastric cancer patient. In addition, one of the patients with gastric cancer had a 35% decline in tumor mass relative to baseline; however, that regression was not confirmed upon a second CT scan, and hence not included in the ORR and the best response of this patient included in the data set is stable disease.

Phase 1b: Combination Clinical Trial of CTX-009 in South Korea

An open-label, combination Phase 1b clinical trial to evaluate the safety, pharmacokinetics, anti-tumor activity and the RP2D of CTX-009 in combination with paclitaxel or irinotecan chemotherapy is currently being conducted by ABL Bio and Handok in South Korea. This study was initiated in June 2020 and enrollment was completed in December 2020 (clinicaltrials.gov identifier NCT04492033).

The study includes two cohorts, each of which is divided into two groups. The first cohort was administered 10 or 12.5 mg/kg of CTX-009 on a biweekly basis, in combination with 80 mg/m2 paclitaxel administered weekly. The second cohort was administered 10 or 12.5 mg/kg of CTX-009 in combination with 150 mg/m2 irinotecan on a biweekly basis.

Of the 17 patients enrolled, there have been four PRs, including three PRs that were confirmed by RECIST 1.1. and one PR which is unconfirmed, representing a 23.5% ORR and nine patients with SD, representing a CBR of 76.5%. The unconfirmed PR was in a patient with NSCLC who has been on the study for over a year and as of October 5, 2021 remains on the study. Of the four patients with advanced cholangiocarcinoma enrolled in the study, there were two PRs confirmed by RECIST 1.1 with 41% and 62% declines in tumor burden, respectively, representing an ORR in cholangiocarcinoma of 50%. A third patient with cholangiocarcinoma had a stable disease with 28% decline in such patient’s tumor burden, and therefore the CBR observed in cholangiocarcinoma is three out of four, or 75%. The responses in cholangiocarcinoma were particularly durable with a median duration of response ("DOR") of 9.7 months as of October 5, 2021.

The observed ORR of CTX-009 at the 10 and 12.5 mg/kg doses are 18.8% (3/16) as a monotherapy and 23.5% (4/17) in combination with chemotherapy. The CBR of CTX-009 at the 10 and 12.5 mg/kg is 68.8% (11/16) as a monotherapy and 76.5% (13/17) in combination with chemotherapy.

Phase 2a: Interim Data from Combination Clinical Trial of CTX-009 in BTC in South Korea

A Phase 2a study of CTX-009 in combination with paclitaxel was initiated by Handok in the first quarter of 2021 in patients with BTC. The study has been enrolling patients with unresectable advanced, metastatic, or relapsed BTCs and have received one or two prior systemic therapies.

The Phase 2a study utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the study is three PRs observed in 21 patients. Based on the Simon Two-Stage design, when the criteria for the first Stage is met, the study progresses to the second stage, where 45 additional patients will be enrolled. As of October 5, 2021, there had been five PRs observed among the first 17 patients evaluated (ORR=29%), and accordingly, the criteria to advance to the second part of the study has already been met. The study is being conducted at four leading medical centers in South Korea.

As of October 5, 2021, no formal safety data analysis had been completed, but CTX-009 was observed to be generally well-tolerated. AEs that were determined to be probably or possibly related to CTX-009 treatment included Grade 3 hypertension observed in 2 patients (8%). Other AEs observed were Grade 3 neutropenia (46%), Grade 3 thrombocytopenia (4%) and Grade 3 anemia (13%), which were all attributed to the concomitant chemotherapy agent (paclitaxel).

The table below depicts a preliminary summary of the drug-related AEs in 24 patients as of October 5, 2021:

Drug-related adverse events observed in >1 patient (preliminary as of	Total	Total	Grade 3	Grade 3
10/5/2021)	(n)	(%)	(n)	(%)
Neutropenia*	11	46	11	46
Hypertension	9	38	2	8
Thrombocytopenia*	4	17	1	4
Anemia*	3	13	3	13
Dyspnea	3	13	0	0
General weakness	3	13	1	4
Headache	3	13	0	0
Hoarseness	3	13	0	0
Edema, Fatigue, Fever, Pneumonia, Proteinuria	2 each	8	1	1**
* Labeled Grade 3/4 cytopenia events with paclitaxel:52% neutropenia, 16% anemia, 7% thrombocytopenia ** One Grade5 pneumonia

The study has enrolled 24 patients and 17 of those patients have reached their first CT scan and are considered evaluable. Five PRs confirmed by RECIST 1.1 have been observed among the first 17 evaluable patients, leading to a preliminary ORR of 29%, and all patients evaluated have had stable disease or better with a decline in tumor burden observed in 16 of the 17 patients leading to a CBR of 100%.

The interim waterfall plot below depicts the best response for each of the 17 patients evaluated in the study as of September 28, 2021:

We plan to submit an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in the fourth quarter of 2021 and subject to the IND going into effect with the FDA, to initiate a Phase 2 study of CTX-009 in combination with paclitaxel in patients with cholangiocarcinoma in the second quarter of 2022.

The second clinical study for which we plan to submit an IND is a Phase 2/3 monotherapy clinical trial of CTX-009 in the third line setting in colorectal cancer. We believe we can advance CTX-009 into a Phase 2/3 study in the third line setting in colorectal cancer with ORR and DOR as potential endpoints for accelerated approval. We plan to submit an IND supplement to the FDA in the first half of 2022 and subject to the IND going into effect with the FDA, to initiate a Phase 2 study in patients with colorectal cancer in the second half of 2022. We have not yet discussed this plan with regulatory agencies, including the FDA.

The timing of the initiation of the clinical trials in the United States depends, among other things, on the availability of clinical drug product for the studies, communications with the FDA and FDA allowance for each of the proposed studies to proceed.

CTX-471 - a monoclonal antibody agonist of CD137, a key co-stimulatory receptor on immune cells

In July 2019, we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in oncology patients who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). The dose-escalation stage of the Phase 1a trial has been completed and CTX-471 was observed to be generally well-tolerated.

The dose expansion stage of the trial is currently ongoing and nearing completion. As of October 21, 2021, 36 patients have been enrolled in the study and 25 of those patients are evaluable. Of the 25 evaluable patients, 2 patients had a PR, one of which has been confirmed by RECIST 1.1 and the other PR has been seen at the first tumor evaluation at Week 9, and 11 patients have reached stable disease, leading to a preliminary ORR of 8.0% and a CBR of 52%.

The first PR observed in the study was in a patient with advanced small cell lung cancer who had a PR at week 17 and this response has been confirmed at week 25. This patient has now been dosed with CTX-471 for more than one year with a durable PR. In October 2021, a second PR was observed in a patient with metastatic melanoma who was previously treated with nivolumab and progressed on nivolumab. There has been one treatment-related serious adverse event (“SAE”) in the Phase 1b dose expansion stage of the trial. We expect to complete the Phase 1b stage of this trial during the first half of 2022. The next step for development of CTX-471 is the initiation of a Phase 1b combination study with a PD-1 or PD-L1 blocker in the first half of 2022.

CTX-8371 - a bispecific antibody that simultaneously targets both PD-1 and PD-L1

CTX-8371 is a bispecific antibody that simultaneously targets both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. IND-enabling studies with CTX-8371 were initiated in August 2020 and are generally progressing well except that over the last six months, our contract development manufacturing organization, Fujifilm Diosynth Biotechnologies (see Note 12 to the financial statements contained in this Form 10-Q for further description of Fujifilm agreement) has been experiencing delays with its supply chain management, leading to a delay in the GMP manufacturing campaign of CTX-8371. Based on the new timeline provided by Fujifilm for the GMP manufacturing campaign, we are currently targeting an IND submission for CTX-8371 in the second half of 2022.

We have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through September 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities, $15.0 million in term loan borrowings under a credit facility with Pacific Western Bank ("the Credit Facility") and $60.5 million in gross proceeds from the sale of our common stock in a private placement in June 2020. In November 2021, we completed an underwritten public offering in which we received net proceeds of approximately $117.3 million after underwriting and offering expenses (See Note 13 to the financial statements contained in this Form 10-Q for further description of this transaction).

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $6.0 million and $9.2 million for the three months ended September 30, 2021 and 2020, respectively, and $69.2 million and $21.1 million for the nine months ended September 30, 2021 and 2020, respectively. The losses for the nine months ended September 30, 2021 include $50.6 million of in-process R&D expense related to the TRIGR merger, which was a stock only transaction. We had an accumulated deficit of $220.6 million at September 30, 2021. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2021, we had $25.5 million in cash and cash equivalents. With the proceeds from the underwritten offering in November 2021, and based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024.

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

We have been able to continue to pursue patient dosing and monitoring of our Phase 1 clinical trial of CTX-471 without significant delays. However, we have experienced increased delays in patient enrollment in several of our trial sites. In order to address the reduction in patient enrollment, we have added additional sites. In addition, there have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our future clinical trials, and these delays have impacted and may continue to impact the timing of our future clinical trials. We expect that COVID-19 may continue to directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries; (ii) the availability, cost or supply of materials; and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-471, CTX-8371 and CTX-009, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

•
employee-related expenses including salaries, related benefits and equity-based compensation expense for employees engaged in research and development functions;
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
•
costs related to compliance with quality and regulatory requirements; and
•
facilities and equipment expenses.

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

In-Process R&D

In-process R&D expenses consists of the acquisition of Trigr Therapeutics, Inc., whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed. See Note 9 to the financial statements contained in this Form 10-Q for further description of the accounting of this transaction.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
		(000’s)
Operating expenses:
Research and development	$3,154	$3,670	$(516)
General and administrative	2,700	5,291	(2,591)
Total operating expenses	5,854	8,961	(3,107)
Loss from operations	(5,854)	(8,961)	3,107
Other expense, net	(121)	(189)	68
Loss before income tax expense	(5,975)	(9,150)	3,175
Income tax expense	—	—	—
Net loss	$(5,975)	$(9,150)	$3,175

Research and Development Expenses

Research and development expenses decreased by $0.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We incurred $0.3 million less in depreciation expense and $0.2 million less in program related expenses (clinical and manufacturing expense related to CTX-471 and CTX-8371, respectively) as compared to the same period in 2020.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. In 2021, we began tracking our internal personnel costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three Months Ended September 30,
	2021	2020
	(000’s)

CTX-471	$1,067	$438
CTX-8371	274	599
CTX-009	177	—
Unallocated research and development expenses	1,636	2,633
Total research and development expenses	$3,154	$3,670

General and Administrative Expenses

General and administrative expenses decreased by $2.6 million to $2.7 million for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease primarily came from a decrease in stock compensation of $1.4 million, a decrease from expenses related to the reverse merger in 2020 of $0.5 million from legal expenses and professional fees and a decrease in facilities expense of $0.3 million. The stock compensation in 2020 was unusually high from immediate vesting of options issued after the reverse merger.

Other Expense, Net

We recognized interest expense of $0.1 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively. The reduction in interest is from a lower outstanding loan balance.

Income Tax Expense

During the three months ended September 30, 2021 and 2020, we recognized no income tax expense.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
		(000’s)
Operating expenses:
Research and development	$10,763	$10,498	$265
General and administrative	7,500	9,364	(1,864)
In-process R&D	50,618	—	50,618
Total operating expenses	68,881	19,862	(1,599)
Loss from operations	(68,881)	(19,862)	1,599
Other expense, net	(306)	(1,215)	909
Loss before income tax expense	(69,187)	(21,077)	2,508
Income tax expense	(13)	(32)	19
Net loss	$(69,200)	$(21,109)	$2,527

Research and Development Expenses

Research and development expenses increased by $0.3 million from $10.5 million for the nine months ended September 30, 2020 to $10.8 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in lab supply costs of $0.5 million, manufacturing costs related to CTX-8371 of $0.4 million and increased facilities expenses of $0.3 million. These increases were partially offset by decreases in depreciation expense of $0.8 million.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. In 2021, we began tracking our internal personnel costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Nine Months Ended September 30,
	2021	2020
	(000’s)

CTX-471	$2,763	$2,250
CTX-8371	2,083	685
NKP30 cell engagement platform	130	22
CTX-009	282	—
Unallocated research and development expenses	5,505	7,541
Total research and development expenses	$10,763	$10,498

In-process R&D

In-process R&D was $50.6 million for the nine months ended September 30, 2021 and consisted of costs related to the TRIGR acquisition. There were no in-process R&D expenses in 2020. See Note 9 to the financial statements contained in this Form 10-Q for further description.

General and Administrative Expenses

General and administrative expenses decreased by $1.8 million to $7.5 million for the nine months ended September 30, 2021 from $9.4 million for the same period in 2020. The decrease was primarily attributable to a decrease in legal expenses of $0.9 million and a decrease in facilities expenses of $0.6 million.

Other Expense, net

We recognized interest expense of $0.3 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively. The reduction in interest is from a lower outstanding loan balance.

A fair value of the derivative related to the Credit Facility was increased by $0.6 million as of September 30, 2020. Following our reverse merger with Compass Therapeutics LLC in June 2020, the derivative was settled.

Income Tax Expense

During the nine months ended September 30, 2021, we recognized income tax expenses of $13 thousand. During the nine months ended September 30, 2020, we recognized income tax expenses of $32 thousand.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through September 30, 2021, we have received $132.0 million in gross proceeds from the sale of equity securities and $15.0 million in term loan borrowings under the Credit Facility. Following the completion of the TRIGR Merger, we completed a private placement of our common stock and received gross proceeds of $60.5 million. As of September 30, 2021, we had cash and cash equivalents of $25.5 million.

In November 2021, we completed an underwritten public offering in which it received net proceeds of approximately $117.3 million after underwriting and offering fees. Following this offering, we paid off the balance of its outstanding loan. See Note 13 to the financial statements contained in this Form 10-Q for further description of these transactions.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(000’s)

Cash used in operating activities	$(15,001)	$(20,230)
Cash provided by (used in) investing activities	(994)	32
Cash provided by (used in) financing activities	(5,625)	50,413
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,620)	$30,215

Operating Activities

During the nine months ended September 30, 2021, we used $15.0 million of cash in operating activities, resulting from our net loss of $69.2 million, offset by non-cash charges of $54.7 million. Our non-cash charges are from the TRIGR acquisition expense of in-process R&D of $50.6 million, share-based compensation expense of $2.8 million and depreciation and amortization of $0.4 million.

During the nine months ended September 30, 2020, we used $20.2 million of cash in operating activities, resulting from our net loss of $21.1 million and the change in operating assets and liabilities of $4.0 million, offset by non‑cash charges of $4.9 million. Our non‑cash charges were comprised of depreciation and amortization of $1.3 million, share-based compensation expense of $3.0 million, non-cash interest expense of $72 thousand, and a change in fair value of our derivative liability of $0.6 million. The change in our operating assets was primarily related to the settlement of a derivative liability and a decrease in our accrued expenses due to the timing in which we pay our vendors.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $1.0 million attributed to $0.8 million in leasehold improvements and purchases of equipment and $0.3 million for acquisition costs related to TRIGR, partially offset by the sale of property and equipment. During the nine months ended September 30, 2020, cash provided by investing activities was $32 thousand attributable to the sale of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, we had $5.6 million in principal payments under the Credit Facility. During the nine months ended September 30, 2020 we received net cash proceeds of $50.4 million from financing activities. This was primarily due to the closing of a private placement in June 2020, which resulted in net proceeds of $54.2 million that were partially offset by $3.8 in principal payments under the Credit Facility.

Indebtedness

In March 2018, we entered into the Credit Facility which matures on March 1, 2022 and consists of $15.0 million in term loans. The term loans bear interest at the greater of (i) 6.25% and (ii) the prime rate plus an applicable margin of 2.0%. As of September 30, 2021, the interest rate was 6.25%. We made interest-only payments through June 30, 2020, and beginning in April 2020, we began to make equal monthly principal payments of $625 thousand. Payments are scheduled through March 2022. As of September 30, 2021, $3.7 million was outstanding.

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

We believe that our existing cash and cash equivalents as of filing of the form 10-Q will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: initiation of two Phase 2 clinical trials of CTX-009, completion of Phase 1 clinical trial of CTX-471, initiation of a Phase 1b combination trial for CTX-471 and commencement the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate. We expect that we will require additional funding to complete the clinical development of CTX-009, CTX-471 and CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Critical Accounting Policies and Significant Judgments and Estimates

See Note 2 of the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 and Part II, Item 7 “Critical Accounting Policies and Significant Judgements and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for our critical accounting policies and estimates.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses. Our net losses were $29.5 million and $34.7 million for the years ended December 31, 2020 and 2019, respectively, and as of December 31, 2020 and September 30, 2021, we had an accumulated deficit of $151.4 million and $220.6 million, respectively. In addition, as of December 31, 2020 and September 30, 2021, we had stockholders’ equity of $39.9 million and $23.9 million, respectively. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity and borrowings under the Credit Facility. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities for our product candidates.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. Based on our research and development plans, we expect that our cash resources will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

Immuno-oncology drugs have been observed to cause side effects, generally related to over-activation of the immune system. These include colitis, diabetes, pituitary inflammation, thyroiditis, myocarditis, liver inflammation, thrombocytopenia, among others. Our immuno-oncology product candidates, including CTX-471, may have similar or additional side effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2021, we paid off the balance of the notes and terminated the Credit Facility. After this pay off, we have no additional debt facilities.

On November 12, 2021, we issued a press release announcing the Company's financial results for the quarter ended September 30, 2021. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release titled "Compass Therapeutics Reports Third Quarter 2021 Financial Results and Provides Corporate Update"

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: November 12, 2021	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Co-Founder and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer
Date: November 12, 2021	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance