Form 10-K
period 2021-12-31
Compass Therapeutics, Inc.
filed 2022-03-18
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of the last business day of its most recently completed second fiscal quarter (June 30, 2021), traded on the OTC QX market was approximately $180 million. On November 2, 2021, shares of the registrant’s common stock commenced trading on the Nasdaq Capital Market in the United States under the symbol CMPX.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022 was 101,302,594.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

RISK FACTOR SUMMARY

Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Compass Therapeutics, Inc. (formerly named Olivia Ventures, Inc.) together with its wholly-owned subsidiaries, including Compass Therapeutics LLC, Trigr Therapeutics, Inc. and Compass Therapeutics Securities Corporation, which we refer to as Compass Therapeutics. Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

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
•
Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic.
•
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
•
Because we became a reporting company under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.
•
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investors.compasstherapeutics.com), Securities and Exchange Commission ("SEC"), filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

Product Candidates

We currently have two product candidates in the clinical stage of development; CTX-009 and CTX-471. In addition, our third program, CTX-8371, is expected to be in the clinic in 2023. We are also developing a portfolio of bispecific and monoclonal antibody product candidates which derive from our in-house antibody discovery and development platforms.

CTX-009

CTX-009 (a.k.a. ABL001) is an investigational bispecific antibody that is designed to simultaneously block Delta-like ligand 4/Notch ("DLL4") and vascular endothelial growth factor A (VEGF-A) signaling pathways, which are critical to angiogenesis and tumor vascularization. We have licensed exclusive global rights to CTX-009, outside of South Korea, from ABL Bio, Inc. (“ABL Bio”), a South Korea-based clinical-stage company focused on developing antibody therapeutics. South Korean rights are held by Handok Pharmaceuticals, Inc. (“Handok”) and China rights were out-licensed from the Company to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”).

CTX-009 is undergoing clinical development in patients with advanced solid tumors in South Korea. A Phase 1 dose escalation and dose expansion monotherapy study and a Phase 1b combination study of CTX-009 in combination with chemotherapy have been completed in South Korea. In the first quarter of 2021, Handok commenced a Phase 2a study of CTX-009 in combination with paclitaxel in patients with biliary tract cancers (“BTC” or “cholangiocarcinoma”) in South Korea.

Phase 1: Monotherapy Clinical Trial of CTX-009

An open-label, Phase 1 dose escalation and expansion study designed to identify the optimal dose and to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and the anti-tumor activity of CTX-009 in patients with advanced solid tumors after failure of standard of care treatment was conducted by ABL Bio in South Korea. This trial consisted of a Phase 1a monotherapy dose escalation arm and a Phase 1b dose expansion arm. The study was initiated in September 2017 and enrollment was completed in February 2021.

The dose escalation portion of the study followed a traditional 3+3 dosing scheme where CTX-009 was administered by intravenous infusion across nine dose cohorts ranging from 0.3 to 17.5 mg/kg biweekly. Patients were enrolled in two arms: a Phase 1a dose escalation arm and a Phase 1b dose expansion arm. The expansion cohorts were 7.5, 10, 12.5 and 15 mg/kg. Patient tumor volumes were measured using CT scans at baseline and then every eight weeks.

Patient Demographics. A total of 45 patients enrolled in the study were advanced solid tumor patients who had been heavily pretreated, with a median of four prior lines of therapy. The median age of the patients was 53 years old and 54% of the patients were male and 46% female. Importantly, 75% of the patients had been previously dosed with anti-VEGF therapy. Most patients enrolled in the study had either advanced colorectal cancer or advanced gastric cancer.

Safety Data Summary. A total of 45 patients were enrolled in the study and received at least one dose of CTX-009. The dose escalation portion of the study took place uninterruptedly, and the highest dose arm was 17.5 mg/kg. Importantly, the maximal tolerated dose has not been determined in this trial. CTX-009 was observed to be generally well-tolerated.

There have been 44 Treatment Emergent Adverse Events (“TEAEs”) observed in more than 5% of the 45 patients enrolled. The most prominent TEAE was hypertension, which was observed in 37.8% of the patients. Grade 3 or higher TEAEs observed in over 5% of the patients include a total of 11 Grade 3 events, the most frequent being hypertension observed in 15.6% of the patients, followed by gastrointestinal disorders, observed in 4.4% of the patients, followed by general disorders and nervous system disorders, observed in 2.2% of the patients each. A summary of the TEAEs observed in over 5% of the patients is depicted in the table below.

Treatment-related adverse events observed in > 5% of patients	Total (n)	Total (%)	Grade 3 (n)	Grade 3 (%)
Hypertension*	17	37.8	7	15.6
General disorders (fatigue, fever, asthenia, edema, etc.)	7	15.6	1	2.2
Nervous system disorders (headache, dizziness)	7	15.6	1	2.2
Gastrointestinal disorders (nausea, vomiting, etc.)	6	13.3	2	4.4
Pulmonary hypertension	4	8.9	0	0
Proteinuria	3	6.7	0	0

* Hypertension is a well-known side effect of anti-VEGF blockers. In clinical trials of bevacizumab, incidence of Grade 3-4 hypertension ranged between 5%-18% (as indicated in the label).Hypertension is typically managed by anti-hypertensive drugs.

Activity Data Summary. A total of 40 out of the 45 patients enrolled in the study were evaluable for the purpose of determination of anti-tumor activity of CTX-009 since five patients did not reach their first scan at week eight due to progressive disease ("PD") or for other reasons. Responses started to emerge at the 10 mg/kg dose level. Sixteen of the 40 evaluable patients were dosed at the 10 or 12.5 mg/kg dose levels, which represent what we project to be the efficacious dose levels. Among those 16 patients, there were three partial responses ("PRs") confirmed by RECIST 1.1 with an overall response rate ("ORR") of 18.8% and eight patients with stable disease (“SD”), with a clinical benefit rate ("CBR") of 68.8%. Two of the three PRs were in advanced colorectal patients and one of the three PRs was in an advanced gastric cancer patient. In addition, one of the patients with gastric cancer had a 35% decline in tumor mass relative to baseline, however, that regression was not confirmed upon a second CT scan, and hence not included in the ORR and the best response of this patient included in the data set is stable disease. The average time to progression (“TTP”) of the advanced colorectal cancer patients treated at the 10 or 12.5 mg/kg was 6.7 months, and the average TTP of the advanced gastric cancer patients treated at the 10 or 12.5 mg/kg was 3.9 months.

Phase 1 monotherapy trial: expansion cohorts (10 and 12.5 mg/kg)

		Prior VEGF				Median time to
Monotherapy expansion cohorts (10 and 12.5 mg/kg)	Patients	target therapy	PR	SD	CBR	progression (“TTP”)
All patients	16	75%	19%	50%	69%	3.9 months
Colorectal cancer	6	100%	33%	33%	67%	6.7 months
Gastric cancer	8	63%	13%	63%	75%	3.9 months

A waterfall plot depicting the best responses for each of the 40 evaluable patients as of February 5, 2021 is presented below.

Phase 1b: Combination Clinical Trial of CTX-009 in South Korea

An open-label, combination Phase 1b clinical trial to evaluate the safety, pharmacokinetics, anti-tumor activity and the recommended Phase 2 dose (RP2D) of CTX-009 in combination with paclitaxel or irinotecan chemotherapy was conducted by ABL Bio and Handok in South Korea. This study was initiated in June 2020, enrollment was completed in December 2020, and the study was completed in November 2021 (clinicaltrials.gov identifier NCT04492033).

The study includes two cohorts, each of which is divided into two groups. The first cohort was administered 10 or 12.5 mg/kg of CTX-009 on a biweekly basis, in combination with 80 mg/m2 paclitaxel administered weekly. The second cohort was administered 10 or 12.5 mg/kg of CTX-009 in combination with 150 mg/m2 irinotecan on a biweekly basis.

Patient Demographics. A total of 17 patients were enrolled in the study. Patients enrolled in the study were heavily pretreated, and the study included patients with advanced BTC, colorectal, pancreatic, gastric and other cancers with a median of three prior lines of therapy.

Safety Data Summary. As of November 30, 2021, no formal safety data analysis has been completed, but the dataset was locked. In general, CTX-009 was observed to be well-tolerated. Adverse Events (“AEs”) that were determined to be probably or possibly related to CTX-009 treatment included Grade 3 hypertension observed in four patients (24%). Other AEs observed were Grade 3 neutropenia (18%), Grade 3 anemia (18%) and Grade 3 thrombocytopenia (12%), which were all attributed to the concomitant chemotherapy agent (paclitaxel or irinotecan). Pulmonary hypertension was monitored carefully in the study via measurement of BNP levels and echocardiograms, and there were five Grade 1 pulmonary hypertension events, all of which resolved. The minor changes in TEAEs between this table and the previous summary table are attributed to the detailed review of the safety data.

A summary of the TEAEs as of November 30, 2021, is depicted in the table below:

	Total	Total	Grade 3	Grade 3
Treatment-related adverse events observed in > 1 patient	(n)	(%)	(n)	(%)
Hypertension	5	29	4	24
Pulmonary hypertension (all grade 1)	5	29	0	0
Neutropenia*	4	24	3	18
Anemia*	3	18	3	18
Thrombocytopenia*	2	12	2	12
Proteinuria	3	18	0	0
Dyspnea	3	18	0	0
Fatigue	3	18	0	0
Anorexia	3	18	0	0
Gingival edema (mucositis)	2	12	0	0
Nausea	2	12	1	6
Anal hemorrhage	2	12	0	0
* Labeled Grade 3/4 cytopenia events for concomitant chemotherapy agent: Irinotecan: 31.4% neutropenia, 4.5% anemia, 1.7% thrombocytopenia Paclitaxel: 52% neutropenia, 16% anemia, 7% thrombocytopenia

Activity data summary. Of the 17 patients enrolled, there have been four PRs, including three PRs that were confirmed by RECIST 1.1 and one PR which is unconfirmed, representing a 23.5% ORR and nine patients with SD, representing a CBR of 76.5%. The unconfirmed PR was in a patient with NSCLC who was on the study for over a year with a measurable tumor decline. Of the four patients with advanced BTC enrolled in the study, there were two PRs confirmed by RECIST 1.1 with 41% and 62% declines in tumor burden, respectively, representing an ORR in BTC of 50%. A third patient with BTC had a stable disease with 28% decline in such patient’s tumor burden, and therefore the CBR observed in BTC is three out of four, or 75%. The responses in BTC were particularly durable with a median duration of response, or DOR, of 9.7 months.

A waterfall plot depicting the best responses for each of the 17 evaluable patients in the Phase 1b study is presented below.

Phase 1: Summary of Clinical Activity of CTX-009 at the RP2D

The observed ORR of CTX-009 at the 10 and 12.5 mg/kg doses are 18.8% (3/16) as a monotherapy and 23.5% (4/17) in combination with chemotherapy. The CBR of CTX-009 at the 10 and 12.5 mg/kg is 68.8% (11/16) as a monotherapy and 76.5% (13/17) in combination with chemotherapy.

On October 8, 2021, we, along with ABL Bio, presented clinical trial data from the CTX-009 Phase 1a/1b dose escalation and dose expansion study at a plenary oral session during the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (Abstract Number: 4749; Session title: Plenary Session 2: New Drugs on the Horizon I). The significant findings presented are as follows:

•
CTX-009 was generally well-tolerated and demonstrated single agent activity in heavily pre-treated patients with solid tumor who are resistant to anti-VEGF therapies, mostly of colorectal and gastric origins
•
The maximum tolerated dose (“MTD”) was not reached, and the RP2D of CTX-009 were determined to be 10.0 and 12.5 mg/kg biweekly
•
ORR of CTX-009 as a monotherapy across all doses tested (0.3 – 17.5 mg/kg) was 8% and the CBR was 62% in patients treated at the 3rd and 4th line settings
•
Treatment with CTX-009 as a monotherapy at the RP2D (10.0 mg/kg and 12.5 mg/kg) led to 18.8% (n=3/16) ORR, not including an additional unconfirmed PR, and a 68.5% CBR (n=11/16)

Phase 2a: Interim Data from Combination Clinical Trial of CTX-009 in BTC in South Korea

A Phase 2a study of CTX-009 in combination with paclitaxel was initiated by Handok in the first quarter of 2021 in patients with BTCs. The study has been enrolling patients with unresectable advanced, metastatic, or relapsed BTCs and have received one or two prior systemic therapies.

The Phase 2a study utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the study is three PRs observed in 21 patients. Based on the Simon Two-Stage design, when the criteria for the first Stage is met, the study progresses to the second stage, where 45 additional patients will be enrolled. As of October 5, 2021, there have been five PRs observed among the first 17 patients evaluated (ORR=29%), and accordingly, the criteria to advance to the second part of the study has already been met. The study is being conducted at four leading medical centers in South Korea.

Preliminary Safety Data Summary

As of October 5, 2021, no formal safety data analysis has been completed, but CTX-009 was observed to be generally well-tolerated. AEs that were determined to be probably or possibly related to CTX-009 treatment included Grade 3 hypertension observed in 2 patients (8%). Other AEs observed were Grade 3 neutropenia (46%), Grade 3 thrombocytopenia (4%) and Grade 3 anemia (13%), which were all attributed to the concomitant chemotherapy agent (paclitaxel).

The table below depicts a preliminary summary of the treatment-related AEs in 24 patients as of October 5, 2021.

	Total	Total	Grade 3	Grade 3
Treatment-related adverse events observed in > 1 patient	(n)	(%)	(n)	(%)
Neutropenia*	11	46	11	46
Hypertension	9	38	2	8
Thrombocytopenia*	4	17	1	4
Anemia*	3	13	3	13
Dyspnea	3	13	0	0
General weakness	3	13	1	4
Headache	3	13	0	0
Hoarseness	3	13	0	0
Edema, Fatigue, Fever, Pneumonia, Proteinuria	2 each	8	1	1**
* Labeled Grade 3/4 cytopenia events with paclitaxel: 52% neutropenia, 16% anemia, 7% thrombocytopenia ** One Grade 5 pneumonia

Preliminary Activity Data Summary

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

The interim waterfall plot below depicts the best response for the 17 patients evaluated in the study as of September 28, 2021.

Phase 2a Preliminary Data as of September 28, 2021 (17 patients)

CTX-009 + Taxol in BTC

Status of CTX-009 Development

We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in December 2021, and the FDA cleared our IND application in January 2022, enabling the Company to initiate a global Phase 2 clinical trial for CTX-009 in combination with paclitaxel in patients with advanced BTC in the United States and South Korea. The FDA allowed us to expand the ongoing Phase 2 study to a global Study, under an IND. This means that the 24 patients who already enrolled in the study in South Korea, and additional patients who would be enrolled in the United States as well as South Korea, are all included in this global Phase 2 study.

We plan on opening clinical sites in the United States in the second quarter of 2022 and initiating dosing of patients in these sites in the third quarter of 2022. We also plan on providing an update on the status of the Phase 2 study in South Korea and in the United States in the second quarter of 2022.

Development Plans for CTX-009

Our development strategy is to develop CTX-009 in all of the indications in which patients have a need for effective and novel therapeutic agents and data that supports the potential therapeutic benefit of CTX-009. We chose Biliary Tract Cancers (BTC) as our lead indication due to a number of factors, including CTX-009 activity observed in the Phase 1b and in the ongoing Phase 2 clinical studies, lack of effective therapies for this patient population, and the potential for a straight-forward regulatory route to approval.

Taking into consideration the recent approvals of pemigatinib and infigratinib in cholangiocarcinoma patients who harbor the FGFR2 mutation (estimated to be 10-15% of the total BTC patient population - see study from Goyal, L. et al, Targeting FGFR inhibition in cholangiocarcinoma, Cancer Treatment Review, Vol. 95, Apr 2021), the response rate observed with CTX-009 in the general BTC patient population, regardless of mutation status, in the Phase 1b and the preliminary response rate observed in the Phase 2a combination trials summarized above, we plan to advance CTX-009 into a Phase 2/3 study in the second line setting in the general BTC patient population with ORR and DOR as potential endpoints for accelerated approval, with the goal of filing a biologics license application ("BLA") in 2024.

The second indication we plan on pursuing is advanced colorectal cancer. Colorectal cancer patients who advance on front line therapy have very limited therapeutic options, and this patient population is significant in size and could be well-served by novel and effective therapies. Accordingly, we plan on initiating a Phase 2/3 monotherapy clinical trial of CTX-009 in the third line setting in colorectal cancer. Taking into consideration the activity of regorafenib, which was recently approved in the third line setting in colorectal cancer, and the activity seen with the small molecule KRAS G12C inhibitors, sotorasib and adagrasib in colorectal patients harboring the G12C mutation, and the response rates observed with CTX-009 in the Phase 1a monotherapy trial in colorectal cancer patients summarized above, we believe that we can advance CTX-009 into a Phase 2/3 study in the third line setting in colorectal cancer with ORR and DOR as potential endpoints for accelerated approval. We have not yet discussed this plan with regulatory agencies, including the FDA.

The timing of the initiation of the clinical trials in the United States depends, among other things, on the availability of clinical drug product for the studies, communications with the FDA, FDA allowance for each of the proposed studies to proceed and the availability of cash resources to support such trials. These plans remain preliminary and are subject to feedback from regulatory agencies. While our IND has been cleared and we had initial communications with the FDA, we have not yet discussed with the FDA or other regulatory agencies the proposed design of the colorectal trial or other potential studies or the regulatory path for BLA submission for CTX-009.

We intend to explore the potential of CTX-009 in additional indications, based on data from pre-clinical models, potential biomarkers such as DLL4 and clinical data from CTX-009 studies providing hints of activity of CTX-009 in additional indications such as gastric cancer, pancreatic cancer, renal cell cancer, prostate cancer and ovarian cancer.

In addition, we are developing a plan to study the combination of CTX-009 with our novel bispecific checkpoint blocker, CTX-8371, and with other checkpoint blockers, such as pembrolizumab and nivolumab. Additionally, we plan to study the combination of CTX-009 with our novel CD137 agonistic antibody, CTX-471, which is currently undergoing a Phase 1b clinical trial in patients with advanced solid tumors.

CTX-471

CTX-471, our monoclonal antibody product candidate, is a fully human, IgG4 monoclonal antibody that is an agonist of CD137, a key co-stimulatory receptor on immune cells. Binding of CTX-471 to CD137 has been observed to lead to ligand-stimulated activation of T-cells and NK cells. In tumor models, treatment with CTX-471 as a monotherapy led to recruitment and activation of immune cells in the tumor microenvironment. In the treated mice, dosing with CTX-471 led to extensive reprogramming of the tumor microenvironment, including increased recruitment of immune cells, reversion of exhausted cytotoxic CD8+ T-cells, reductions in immunosuppressive regulatory T-cells, and reductions in immunosuppressive tumor- associated macrophages. Long after the completion of the treatment with CTX-471, a period described as eight half-lives of the antibody, treated mice exhibited immune memory that prevented reestablishment of the same tumor.

We selected CTX-471 from among a panel of CD137 antibodies based on multiple preclinical parameters. The CD137 antigenic site recognized by CTX-471 does not block the binding of CD137 ligand and is differentiated from the site recognized by CD137 antibodies from competitors. We designed the antibody using different backbones and chose to use a human IgG4 backbone for CTX-471 to enable engagement of Fc receptors FcgRI and FcgRIIb to facilitate CD137 cross-linking while avoiding binding to FcgRIIIa and depletion of immune effector cells through ADCC.

We evaluated a panel of anti-CD137 antibodies as potential candidates for CTX-471 and used a series of in vitro and in vivo functional assays to screen for the best potential candidate. One of the most stringent assays was antitumor activity in a CT26 mouse colon carcinoma model in which tumors were allowed to grow to 500 mm3 before CTX-471 candidates were administered. Tumors of this size are generally considered futile to treat and are highly resistant to monotherapy with other immuno-oncology therapies such as checkpoint inhibitors.

We observed that multiple CTX-471 candidates in this model led to the complete eradication of these large tumors when dosed as monotherapy. Certain antibody candidates exhibited greater activity than others and there was not a strict correlation between potency for the CD137 antigen and antitumor activity. We selected the antibody candidate that became CTX-471 based on a combination of in vivo and in vitro properties. We also tested antibodies that target PD-1, PD-L1, CTLA-4 and OX-40 in the CT26 model alongside CTX-471 and observed that these antibodies failed to generate similar responses in this model.

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

Immunoregulatory role

Treatment of mice with CTX-471 stimulated long-term immunological memory. In order to assess the long-term immunological memory, we tested tens of mice cured of their initial tumors by CTX-471 monotherapy to a re-challenge with the same tumor. Upon a re-challenge, these mice demonstrated resistance to establishment of new tumors. To investigate whether this observed effect may be explained by residual CTX-471, we have conducted some of these re-challenge experiments 88 days after dosing, or greater than eight half-lives of CTX-471. We believe that, in mice previously cured of CT26 tumors by CTX-471, the inability to establish CT26 tumors is consistent with the ability of CTX-471 to induce long-term immune memory capable of rejecting the reintroduced tumor cells.

Figure 5. All mice cured by CTX-471 treatment were resistant to re-challenge with the same tumor

Immune cell depletion experiments showed that the activity of CTX-471 required the presence of CD4+ T-cells, CD8+ T-cells, and NK cells, indicating a coordinated involvement of both innate and adaptive immune cells. Encouragingly, treatment of tumors in mice with CTX-471 led to a marked reprogramming of the immune component of the tumor microenvironment. CTX-471-treated mice had over three times more tumor infiltrating immune cells than control mice. Of the CD8+ T-cells in these tumors, there was a reduction of exhausted T-cells, determined by the reduction of CD8+ T-cells that express both PD-1 and TIGIT, from 43% to 8%. Similarly, treatment with CTX-471 led to a sharp decline in immunosuppressive regulatory T-cells ("Tregs") from 31% to 7%. We also observed that tumors treated with CTX-471 had an approximate two-fold reduction in the number of immunosuppressive tumor-associated macrophages.

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

This Phase 1 trial is an open-label multiple ascending dose, dose escalation trial. After a period of 28 days to allow checkpoint inhibitors and other drugs to be eliminated from the body, each patient receives CTX-471 by intravenous infusion every two weeks as monotherapy. Disease progression is measured by CT scans every eight weeks. We collect blood samples to assess standard safety biomarkers as well as cytokines and potential pharmacodynamic biomarkers. Baseline tumor biopsies are also collected for retrospective analyses.

The primary objective of the Phase 1a dose escalation stage of the trial is to assess the safety and tolerability of CTX-471 monotherapy at various doses. The goal of the Phase 1b dose expansion stage is to determine an optimized dose for future clinical trials. Secondary endpoints include measures of overall response rate and progression-free survival, among others.

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

Phase 1 Clinical Trial Data

In July 2019, we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in oncology patients who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). The dose-escalation stage of the Phase1a trial has been completed and CTX-471 was observed to be generally well-tolerated. The dose expansion stage of the trial is currently ongoing and nearing completion.

Phase 1a: Dose Escalation

In the Phase 1a dose escalation stage, 19 patients received CTX-471 in the four dosing cohorts set forth in Figure 8 below.

	Cohort 1	Cohort 2	Cohort 3	Cohort 4
Cohort	0.1 mg/kg	0.3 mg/kg	0.6 mg/kg	1.2 mg/kg	Total
Enrolled	3	3	6	7	19

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

While the goal of the Phase 1a stage of the trial was to evaluate the safety and tolerability of CTX-471, we also collected data from these patients to evaluate the pharmacokinetics of CTX-471, the potential development of anti-drug antibodies of CTX-471, and to obtain certain efficacy data, based on the ORR, as per Response Evaluation Criteria in Solid Tumors, RECIST. Patients who were enrolled in the Phase 1a stage of the trial have been evaluated every eight weeks by imaging techniques, such as MRI or CT, until disease progression or withdrawal from the trial, in order to collect such data.

The Phase 1a stage of the trial is now complete. None of the patients enrolled in the Phase 1a stage of the trial had a complete response or a partial response by RECIST. The best overall response has been stable disease. Two patients with NSCLC had stable disease until progression at Weeks 25 and 41, respectively. In addition, one patient with metastatic melanoma of mucosal origin had an approximately 24% decline in the total size of his measured metastatic tumors (target lesions) at week 33. This patient remained on the study and received CTX-471 for 49 weeks.

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

Phase 1b: Dose Expansion

The dose expansion stage of the trial is currently ongoing and nearing completion. As of February 25, 2022, 49 patients with 15 different cancers have been enrolled in the study and 38 of those patients are evaluable. Of the 38 evaluable patients, 3 patients had a PR; the first two have been confirmed by RECIST 1.1 and the third PR is unconfirmed. In addition, 19 patients have reached stable disease, leading to a preliminary ORR of 8% and a CBR of 58%. There has been one treatment-related serious adverse event (“SAE”) in the Phase 1b dose expansion stage of the trial. This event was identical to the dose-limiting toxicity seen in the Phase 1a study (thrombocytopenia with elevated liver function tests and elevated C-reactive protein).

The first PR observed in the study was in a patient with advanced small cell lung cancer who was previously treated with carboplatin/etoposide and atezolizumab (a PD-L1 blocker) regimen at the first line followed by a treatment with nivolumab (a PD-1 blocker) at the second line. After progression on prior regimens this patient joined CTX-471 study and had a PR at week 17 which was confirmed at week 25. This patient has now been dosed with CTX-471 for more than one year with a durable PR. Below is a series of CT scan images from this patient of the largest mass (RUL Lung) which was ~4 cm at baseline
.

In October 2021, a second PR was observed in a patient with metastatic melanoma who was previously treated with nivolumab and progressed on nivolumab. Below is a series of CT scan images from this patient. The patient had multiple metastases at baseline and has reached PR based on a 38% decline in linear tumor burden at week nine. This PR was confirmed at week 17.

Inguinal Node
Lung Nodule
Lung Node
BASELINE
WEEK 9

In December 2021, a third PR was observed in a patient with metastatic melanoma of mucosal origin who was previously treated with first-line regimen of ipilimumab plus nivolumab followed by second-line nivolumab as a monotherapy. After progressing on the prior regimens, the patient had joined CTX-471 study with multiple metastases at baseline. This patient reached a PR based on a 58% decline in linear tumor burden at week 17. This PR was not confirmed.

Development Plans for CTX-471

In the first half of 2022, we expect to complete the dose expansion stage of our Phase 1 study. The results of this study will inform us on the next development steps. There are three studies that are currently been contemplated, and the decision which one(s) to pursue will be informed by the data of our clinical study. The first is a combination study with a PD-1/PD-L1 inhibitor in indications where PD-1 and/or PD-L1 alone are not currently approved, the second is as maintenance treatment for small cell lung cancer and the third is as a monotherapy in the post PD-1/PD-L1 patient population as a salvage therapy across multiple indications.

CTX-8371

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors. IND-enabling studies on CTX-8371 were initiated in August 2020.

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

Figure 15. Dosing with CTX-8371 led to tumor growth inhibition in the syngeneic EMT-6 breast cancer model and in the syngeneic MB49 bladder cancer model

Development Plans for CTX-8371

IND-enabling studies with CTX-8371 were initiated in August 2020 and are generally progressing well except that our contract development manufacturing organization (“CDMO”), Fujifilm Diosynth Biotechnologies (“Fuji”), has been experiencing delays with its supply chain management and other challenges, leading to a delay in the GMP manufacturing campaign of CTX-8371. Based on the new timeline provided by Fuji for the GMP manufacturing campaign, we are currently targeting an IND submission to the FDA for CTX-8371 in the first quarter of 2023.

General Research

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

Our Team

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

Our Chief Scientific Officer, Susan Kalled, Ph.D., has over 20 years of scientific, strategic and operational leadership experience advancing programs from early-stage discovery through clinical development, specializing in autoimmunity, inflammation, and rare disease. Prior to joining Compass Therapeutics, Dr. Kalled was Vice President of Biology at Q32 Bio, Head of External Sciences at Shire and held multiple positions of increasing responsibility at Biogen. Dr. Kalled is a member of American Association for the Advancement of Science, American Association of Immunologists, and New York Academy of Sciences.

Pipeline

The figure below details our pipeline of product candidates, CTX-009, CTX-471 and CTX-8371.

Our Strategy

Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. Our strategy to achieve this goal includes:

•
Advance our product candidate, CTX-009 (DLL4 x VEGF-A bispecific), through clinical development to drug approval in multiple indications, either as a monotherapy or in combination with other therapies. CTX-009 is an investigational bispecific antibody that simultaneously blocks Delta-like ligand 4/Notch (DLL4) and vascular endothelial growth factor A (VEGF-A) signaling pathways, which are critical to angiogenesis and tumor vascularization. We chose biliary tract cancers (BTC) as our lead indication, in part since we seek to build on the ongoing Phase 2 clinical trial in BTC that has begun in South Korea and expand it into a global trial. We submitted an IND application to the FDA in the fourth quarter of 2021, and our IND was cleared by the FDA in January 2022. We plan to initiate a Phase 2 study of CTX-009 in combination with paclitaxel in patients with BTC in the United States in the second quarter of 2022. We chose advanced colorectal cancer as our second indication, and we plan on pursuing a Phase 2/3 monotherapy clinical trial of CTX-009 in the third line setting in colorectal cancer. Additionally, we intend to explore the potential of CTX-009 in other indications where there is data that supports the potential therapeutic benefit of CTX-009 such as gastric cancer, pancreatic cancer, renal cell cancer, prostate cancer and ovarian cancer. We are also developing a plan to study the combination of CTX-009 with our other product candidates, CTX-8371 (PD-1 x PL-L1 bispecific antibody) and CTX-471 (CD137 agonistic).
•
Advance our product candidate, CTX-471 (CD137 agonist), through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. We seek to translate the antitumor activity of CTX-471 observed in preclinical testing and in our Phase 1 study into meaningful clinical results in patients with solid tumors, such as small cell lung cancer ("SCLC"), and melanoma. Our ongoing Phase 1b clinical trial is being conducted in patients who relapse or progress after at least three months of stable disease on prior checkpoint therapies and it is expected to be completed in the first half of 2022. There are three studies that are currently been contemplated, and the decision which one(s) to pursue will be informed by the data of our clinical study. The first is a combination study with a PD-1/PD-L1 inhibitor in indications where PD-1 and/or PD-L1 alone are not currently approved, the second is as maintenance treatment for small cell lung cancer and the third is as a monotherapy in the post PD-1/PD-L1 patient population as a salvage therapy across multiple indications.
•
Advance CTX-8371 (PD-1 x PD-L1 bispecific) into clinical development as a next generation checkpoint inhibitor. CTX-8371, our bispecific inhibitor that targets PD-1 and PD-L1, has demonstrated higher antitumor activity in preclinical experiments than single PD-1, a single PD-L1, or combinations of PD-1 and PD-L1 inhibitors. IND-enabling studies with CTX-8371 were initiated in August 2020 with the goal of submitting an IND in early 2023 and we could deliver early safety and top-line data later in 2023.
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

License Agreements

CTX-009

Our wholly owned subsidiary TRIGR and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward.

ABL Bio received a $5 million upfront payment and is eligible to receive up to $110 million of development and regulatory milestone payments, up to $295 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. ABL Bio is also eligible to receive up to $185 million in development, regulatory and commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition, the Company has assumed all the rights and obligations of the TRIGR License Agreement.

CTX-471

The Company entered into an amended and restated collaboration agreement with Adimab, LLC ("Adimab"), dated February 11, 2015, as amended. This agreement relates to our license from Adimab for certain antibodies for development and commercialization as biopharmaceutical products, including our product candidate, CTX-471. We were granted an exclusive option to license antibodies under the agreement, which we exercised with respect to CTX-471. We are required to make payments upon achievement of development milestones that, as of December 31, 2021, amounted to $3.5 million, of which we have already made $1.5 million in milestone payments and we have additional potential payments due in the amount of $2.0 million. In addition, we are required to pay royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional application which matures into a granted patent. A U.S. patent also may be accorded a patent term adjustment ("PTA"), under certain circumstances to compensate for delays in obtaining the patent caused by the U.S. Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application. In addition, in the U.S., the term of a U.S. patent that covers an FDA approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of January 31, 2022, we have 90 patent applications pending in the United States and foreign jurisdictions relating to CTX-009, CTX-471, CTX-8371 and other discovery and research programs. We have 6 patents which have issued in the United States related to our CTX-471 program, and 1 patent issued in the United States related to our CTX-8371 program. We have access to 7 patents which have issued in Australia, Europe and the United States related to our antibody and display programs and 14 patents which have issued in Australia, Canada, China, Europe, Japan, Korea, Russia and United States related to our CTX-009 program.

We have licensed 2 pending patent families with 14 issued patents in U.S. and foreign jurisdictions related to our DLL4/VEGF antibody program including, but not limited to, our CTX-009 therapeutic candidate. Patents in these patent families are generally expected to start to expire in 2033, subject to possible extension.

We own 4 pending patent families with 6 issued U.S. patents, 4 U.S. Utility or provisional patent applications, and 42 patent applications in foreign jurisdictions, related to our CD137 agonist antibody therapeutic platform including, but not limited to, our CTX-471 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2038, subject to possible patent term extension.

We own 2 pending patent families with 1 issued U.S. patent, 2 U.S. Utility or provisional patent applications, and 17 patent applications in foreign jurisdictions, related to our PD-1/PD-L1 bispecific antibody therapeutic platform including, but not limited to, our CTX-8371 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own, or have an ownership interest in, 4 pending patent families with 2 U.S. Utility or provisional patent applications and 2 patent applications in foreign jurisdictions related to our discovery and research programs. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own 3 pending patent families with 3 U.S. Utility or provisional patent applications and 1 patent application in foreign jurisdictions related to our antibody and display programs including, but not limited to, common light chains and mammalian display platforms. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We have licensed 2 pending patent families with 7 issued patents and 6 patent applications in U.S. and foreign jurisdictions related to our antibody and display programs including, but not limited to, common light chains and mammalian display platforms. Patents in these patent families are generally expected to start to expire in 2031, subject to possible extension.

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

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, including CTX-471, CTX-8371 and our platform technologies, including our StitchMabsTM platform and our programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies, such as AbbVie, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Eli Lilly, Genentech, Inc., GlaxoSmithKline PLC, Johnson & Johnson, Merck & Co., Inc., Merck KGaA, Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

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

Sales and Marketing

We hold worldwide rights to all of our product candidates (with the exception of limited countries for CTX-009), which provide us the optionality to grow our internal pipeline independently or partner selected rights to our product candidates in different geographies throughout the world. Subject to receiving marketing approval, we intend to maximize the value of our product candidates by either independently planning to pursue the commercialization of our products in one or more major geographies by building an internal sales and marketing organization, or by seeking collaborations with third parties with commercialization infrastructure.

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

Review and Approval for Licensing Biologics in the United States

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and the Public Health Service Act ("PHSA"), and their implementing regulations. FDA approval is required before any biological product can be marketed in the United States. Biological products are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•
completion of extensive nonclinical laboratory tests and nonclinical animal studies, all performed in accordance with the Good Laboratory Practices ("GLP"), regulations;
•
submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials may begin and must be updated annually;
•
approval by an independent institutional review board ("IRB"), or ethics committee representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices ("GCPs"), to establish the safety and efficacy of the product candidate for each proposed indication;
•
preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;
•
review of the product application by an FDA advisory committee, where appropriate and if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review; satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices ("cGMP");
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

Submission of a BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee. For fiscal year 2022, the application user fee is $3,117,218, and the sponsor of an approved BLA is also subject to an annual program fee of $369,413 for each approved biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

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

The FDA could also approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS"), program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Additionally, the FDA may grant a product candidate priority review designation, which sets the target date for FDA action on the marketing application for a novel product at six months after the FDA accepts the application for filing. Priority review is granted where the proposed product is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA for a product that is for serious or life-threatening disease or condition upon the determination that the product has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials are generally required for products receiving accelerated approval to verify the product’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Additionally, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for preapproval and pre-use review. In addition, the product may be subject to accelerated withdrawal procedures.

In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the biological product is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from FDA to ensure an efficient development program.

Post-Approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Biological product manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Manufacturers and manufacturers’ facilities are also required to comply with applicable product tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Pediatric Trials and Exclusivity

A sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan ("PSP"), within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Generally, development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act ("Affordable Care Act"), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCI"), which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application ("CTA"), must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

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

Centralized procedure. The European Medicines Agency ("EMA"), implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area ("EEA"), which is comprised of the 28 member states of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

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

In some cases, a Pediatric Investigation Plan ("PIP"), or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

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

Accelerated Review

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use ("CHMP")). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the U.S. Department of Health and Human Services ("HHS"). CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the European Union Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products ("CEPS"). There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Current and future healthcare reform legislation

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act ("ACA"), among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases rebates for drugs sold to Medicaid programs owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and created a mandatory discount program for certain Medicare Part D beneficiaries in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018 ("BBA"), effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative efforts to expand, repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN"), Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, among others:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or for the purchase, lease, order or recommendation of, or arranging for, an item, good, facility or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act ("FCA");
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
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created additional criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme, to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•
the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which requires drug, device, medical supply, and biologics manufacturers to disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•
HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 ("HITECH"), and its implementing regulations, which imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
analogous state and foreign law equivalents of each of the above U.S. federal laws, such as anti- kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure of sales representatives; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

We are also subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

In the event we decide to conduct future clinical trials in the European Union (“EU”) of the United Kingdom (“U.K.”), we may be subject to additional privacy restrictions. The processing of personal data regarding individuals in the European Economic Area ("EEA") is subject to the EU General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018. Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU DGPR has been incorporated into U.K. domestic law. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data.

Employees and Human Capital

As of December 31, 2021, we had 24 employees,14 of which were primarily engaged in research and development activities and 10 of which hold Ph.D. degrees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our website is www.compasstherapeutics.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website. The SEC maintains a website that contains proxy and other information that issuers file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K ("Form 10-K"), including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses with an accumulated deficit of $234 million as of December 31, 2021. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity, an underwritten public offering, and borrowings under the 2018 loan and security agreement with Pacific Western Bank ("the 2018 Credit Facility"). Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities for our product candidates.

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

•
completing preclinical studies and clinical trials of our product candidates;
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

We anticipate incurring significant costs associated with commercializing any product candidate that is approved for commercial sale. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials for the development of any of our product candidates, for example, as a result of any setbacks or delays due to the ongoing COVID-19 pandemic. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Our future capital requirements depend on many factors, including:

•
the scope, progress, timing, results and costs of researching and developing our product candidates, and of conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining marketing approval for any of our current or future product candidates we develop, if clinical trials are successful;
•
the costs of manufacturing our current and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
•
the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials, the third-parties on whom we rely, and the supply of our product candidates;
•
the costs of commercialization activities, including marketing, sales and distribution costs, for our products and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;
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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2021, we had $144.5 million in cash and cash equivalents. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

We are early in our development efforts. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our current products or future product candidates we develop, which may never occur. Our current product candidates and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

•
timely and successful completion of preclinical studies and our clinical trials;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
our plans to successfully submit investigational new drug ("IND"), applications with the FDA for our current and future product candidates;
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
•
our compliance with any post-approval requirements imposed on our products, such as post-marketing studies, a Risk Evaluation and Mitigation Strategy ("REMS"), or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost prohibitive;
•
competing effectively with other therapies;
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•
our ability to identify bispecifics; and
•
enforcing and defending intellectual property rights and claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates, and could otherwise materially harm our business. Successful completion of preclinical studies and clinical trials does not mean that any other current or future product candidates we develop will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We cannot be certain the ongoing and planned preclinical studies or clinical trials for our current or any other future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;
•
the FDA or other regulatory authorities, Institutional Review Boards ("IRBs"), or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements on us, before permitting us to initiate a clinical trial;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations ("CROs"), as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;
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
•
the supply, quality or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•
we may need to change the manufacturing site and potentially the CDMO for our product candidates from those that are able to produce clinical supply for our Phase 1 clinical trials to those with the capacity and ability to perform commercial manufacturing and/or the production of clinical material for our later stage clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the Data Safety Monitoring Board ("DSMB"), for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct additional “open-label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, including as a result of the ongoing COVID-19 pandemic, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down the development and approval process for our product candidates and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates.

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

The risk of failure for product candidates still in the discovery or preclinical stage is high. In addition, any one or more of our product candidates that have not yet entered the clinic may never advance into clinical development. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

•
any setbacks or delays on account of the ongoing COVID-19 pandemic; and
•
the FDA or foreign regulatory authorities not permitting the reliance on preclinical or other data from published scientific literature.

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

Our agonist monoclonal antibody technology is relatively new and no agonist monoclonal antibodies to any target have been approved to date. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not completed clinical trials on certain product candidates, we have not yet been able to meaningfully assess safety of those candidates in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, agonist antibodies have demonstrated substantial toxicity in humans and there is no assurance that our product candidates will not have the same adverse side effects. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our antibody therapeutics and our bispecifics, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our agonist antibodies or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Immuno-oncology drugs have been observed to cause side effects, generally related to over activation of the immune system. These include colitis, diabetes, pituitary inflammation, thyroiditis, myocarditis, liver inflammation, thrombocytopenia, among others. Our immuno-oncology product candidates may have similar or additional side effects. treatment-related side effects may emerge at a later time in our studies. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated. There can be no assurance that any of our current or future product candidates will not demonstrate unacceptable toxicities in later testing that may render it unsafe or intolerable.

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

Although our current and future product candidates have undergone and will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Antibody therapeutics and bispecifics and their method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that our current product candidates are safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

In addition, we intend to pursue our product candidates in combination with other therapies and may develop future product candidates in combination with other therapies, which exposes us to additional risks relating to undesirable side effects or other properties. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market, or we may not be able to secure adequate quantities of such materials for which we have no guaranteed supply contract, and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we may use in combination with our product candidates may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

Even if we successfully advance our product candidates through clinical trials, such trials will likely only include a limited number of subjects and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate. Further, any clinical trial may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our clinical trials. See “—Risks Related to Reliance on Third Parties—We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for our current product candidates and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize for our current product candidates or future product candidates we develop and our business could be materially harmed.” Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of our current or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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
•
the impact of the ongoing COVID-19 pandemic or future pandemics or similar events on patients’ willingness and ability to participate in clinical trials or on study site policies; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial. Additionally, the ongoing COVID-19 pandemic may have an impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to study sites in the wake of the pandemic. Additionally, COVID-19 related study site policies may create delays or setbacks in our ability to continue to enroll or to dose patients.

Delays of difficulties in patient enrollment may result in increased costs or may affect the timing, outcome or completion of clinical trials, which would adversely affect our ability to advance the development of the product candidates we develop.

Because the number of subjects in our clinical trials are small, the results from these trials, once completed, may be less reliable than results achieved in larger clinical trials.

A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes and heterogeneous patient populations, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects and with more homogeneous patient populations. As a result, there may be less certainty that our product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our clinical trials.

We have chosen to prioritize certain product candidates for development as described in this form 10-K. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of certain product candidates as described in this form 10-K, rather than other product candidates. This decision is based, in part, on the significant resources required for developing and manufacturing antibody therapeutics and bispecifics. As a result, we may be foregoing other potentially more profitable antibody therapies or drugs with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology, autoimmunology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

We may experience increased costs, disruptions or other difficulties with the integration of TRIGR.

On June 25, 2021, we consummated the acquisition of all outstanding shares of Trigr Therapeutics, Inc. ("TRIGR"). As a result of this acquisition, we also acquired certain assets of TRIGR, including CTX-009 (a.k.a. ABL001), an anti-DLL4 x VEGF-A bispecific antibody that is undergoing clinical development in patients with advanced solid tumors in South Korea. A Phase 1 dose escalation study and Phase 1b dose expansion monotherapy and combination studies have been completed, and a Phase 2 combination study is ongoing. We have filed an IND in the United States and continue the development of this product candidate across multiple indications. While we have invested, and continue to invest, significant resources in due diligence, planning and integration of TRIGR, it is possible that significant issues and potential unknown liabilities may arise during the course of the integration and ongoing development of CTX-009, which may result in increased costs, delays in the initiation of clinical trials and other difficulties that are not presently contemplated.

We have not historically developed the product candidate we acquired in our recent acquisition of TRIGR and are relying on TRIGR’s prior research to advance this product candidate and intellectual property obtained by TRIGR.

The product candidate that was acquired in the TRIGR acquisition, CTX-009, was initially developed by TRIGR and its licensor ABL Bio. We have not yet demonstrated an ability to develop, advance, or run clinical trials with this product candidate. In addition, our intellectual property rights covering the product candidate that was acquired in the TRIGR acquisition, CTX-009, were developed by TRIGR and its licensor, ABL Bio. We were not responsible for obtaining, maintaining or enforcing such intellectual property rights and we are relying on the previous work of TRIGR and its licensor to have adequately protected such intellectual property. We are relying on TRIGR’s previous work to continue our development of this product candidate. We are dependent on TRIGR having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of CTX-009 will be adversely affected. As a result, we cannot ensure that we will be able to successfully advance this product candidate going forward or that the intellectual property rights were protected at a level comparable to our previously disclosed intellectual property.

Certain of our clinical trials are conducted in overseas jurisdictions, which may subject us to delays and expenses.

We are currently conducting and plan to conduct certain clinical trials in overseas jurisdictions. For example, clinical trials for CTX-009 are currently being conducted in South Korea. Regulators in the United States, such as the FDA, or in other foreign jurisdictions, may not support our trial design and protocol, which would delay our clinical development plans and increase our expenses.

•
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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate. Neither we nor any future collaborator is permitted to market any biological product in the United States until we or the future collaborator receives regulatory approval of a biologics license application ("BLA"), from the FDA. It is possible that none of our current or future product candidates will ever obtain regulatory approval from the FDA or comparable foreign regulatory authorities.

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

Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, on May 26, 2021, the FDA announced that it was continuing to meet key review program user fee performance goals, approve applications and communicate with applicants. However, the FDA noted that it may not be able to sustain its current level of performance indefinitely during the COVID-19 pandemic. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s current good clinical practices requirements ("cGCP"), or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethical committees at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates manufactured in accordance with applicable cGMP. Clinical trials may be suspended by the FDA, other foreign regulatory authorities, us, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

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

We intend to develop our product candidates in part in combination with other therapies and may develop our future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We intend to develop our product candidates in part in combination with other therapies and may develop our current and future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been previously tested in the clinic and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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

We may also evaluate our current or any future product candidate in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biological products we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, tracking and tracing event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP, for any clinical trials that we may conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

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

We may initially seek approval for any other product candidates we develop as second- or third-line therapies. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect potentially to seek approval as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

If we are unable to establish marketing, sales and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own marketing, sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. The availability of coverage and adequacy of reimbursement by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as antibody-based therapies. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the U.S. Department of Health and Human Services ("HHS"). CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. See the section entitled, “Business — Government Regulation — Pharmaceutical Coverage, Pricing and Reimbursement”. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Our ability to successfully commercialize our product candidates, whether as a single agent or combination therapy, will depend in part on the extent to which coverage and adequate reimbursement for our products and related treatments will be available from third-party payors, including government healthcare programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations, and other organizations. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, due to the ongoing COVID-19 pandemic, millions of individuals have lost/will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

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

Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the European Union Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products ("CEPS"). There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

In the United States and in some foreign jurisdictions, there have been and likely will continue to be a number of legislative and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. See the section entitled, “Business — Government Regulation — Current and future healthcare reform legislation”.

Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. See the section entitled, “Business — Government Regulation — Other Healthcare Laws and Compliance Requirements”.

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

Our business is heavily regulated and therefore involves significant interaction with public officials. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"). We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. In particular, our operations will be subject to FCPA, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government-owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could also result in prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

We have contracted with qualified third-party contract development manufacturing organizations ("CDMOs"), to manufacture our product candidates for preclinical and clinical trials. If approved, commercial supply of any product candidates may also be manufactured at one or more CDMOs.

The facilities used by our CDMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process at our CDMOs, and are completely dependent on them for compliance with current regulatory requirements. If we or our CDMO cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates. In addition, we have limited control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CDMOs inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

Additionally, our CDMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments or on account of global pandemics or similar events, including the ongoing COVID-19 pandemic. For example, our CDMO for CTX-8371 (Fujifilm Diosynth Biotechnologies - "Fuji"), has been experiencing delays with its supply chain management and other challenges, leading to a delay in the GMP manufacturing campaign of CTX-8371. If our CDMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. In addition, we will likely need to change our CDMO for manufacturing any of our product candidates to one that can support commercial-scale manufacturing. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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
•
we will likely need to change our CDMO for manufacturing our product candidates to one that can support large-scale manufacturing for later stage clinical trials as well as commercial supply needs;
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

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, only upon issuance or not at all. Therefore, we cannot be certain that we, or a licensor, were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, respectively, or which entity was the first to file for patent protection until such patent application publishes or issues as a patent. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain. Furthermore, if third parties have filed such patent applications, we may challenge their ownership, for example in a derivation proceeding before the U.S. Patent and Trademark Office ("USPTO"), to determine who has the right to the claimed subject matter in the applications. Similarly, if our patent applications are challenged in a derivation proceeding, the USPTO may hold that a third-party is entitled to certain patent ownership rights instead of us. We may then be forced to seek a license from the third party that may not be available on commercially favorable terms, or at all.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("the Hatch Waxman Act"). The Hatch Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended per FDA-approved product, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control decisions the licensor or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another licensee in addition to our own product candidate, we may not be able to obtain that extension if the other licensee seeks and obtains that extension first. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, enacted in September 2011 ("the America

Invents Act"), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 ("the Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or the failure to otherwise satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded under an extension request could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or if the term of any requested extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, be able to enter the market sooner, and our revenue could be reduced, and our business, financial condition, prospects and results of operations could be materially harmed.

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

The risk of a security breach or disruption or data loss, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials or enroll subjects in our future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area ("EEA"), including personal health data, is subject to the EU General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018. Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (“U.K. GDPR”, together with the EU GDPR referred to as “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K. (see below), including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the U.K.’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K., as the country’s future laws may deviate from the GDPR.

The GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. On June 4, 2021, the European Commission (“EC”) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The U.K. is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which was laid before Parliament on 2 February 2022, and, unless objections are raised, will enter into force on 21 March 2022 to enable transfers originating from the U.K. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

Risks Related to Our Work with Third Parties

We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for our current product candidates and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current product candidates and any current or future product candidates we develop and our business could be materially harmed.

We currently do not have the ability to independently conduct preclinical studies that comply with the regulatory requirements known as current good laboratory practice ("GLP") requirements. We also do not currently have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, including cGCP, or requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and cGCP-compliant clinical trials on our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our cGCP-compliant clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our current or future product candidates. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and cGCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. Further, under certain circumstances, these third parties may unilaterally terminate their agreements with us. If the third parties conducting our preclinical studies or our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, including on account of the ongoing COVID-19 pandemic, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GLP and cGCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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
•
managing our internal development efforts effectively, including the clinical and FDA review process for our current product candidates and any other current or future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize our current product candidates and any current or future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our current product candidates and any current or future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

We have broad discretion in the use of our cash resources and may not use them effectively.

We currently intend to use our cash resources for clinical development of our product candidates, the advancement of our preclinical and discovery programs in development, and for working capital and other general corporate purposes. Although we currently intend to use our cash resources in such a manner, we will have broad discretion in their application. Our failure to apply these funds effectively could affect our ability to continue to develop and commercialize our product candidates. Pending their use, we may invest our cash resources in a manner that does not produce income or loses value.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We will continue to incur increased costs as a result of being a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act"), was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic.

Due to the evolving and uncertain global impacts of the ongoing COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations in the future. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

For example, public health actions being undertaken globally in response to the ongoing COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and future growth prospects. For ongoing and planned clinical trials, we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials and our ability to conduct ongoing clinical trials. There may also be local orders affecting one or more trial sites, which may trigger mandated changes to our clinical trial protocols or temporary suspensions in the affected trial sites. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations have occurred and could continue to occur or be expanded in scope or duration, which could adversely impact ongoing and planned clinical trials, our employees and business operations, personnel at our third-party suppliers and other vendors in the U.S. and other countries, the availability, cost or supply of materials, which may cause delays or disruptions to development plans for our product candidates, and sales and marketing activities for any product candidates for which we may receive marketing approval in the U.S. or other geographies in the future. For example, our CDMO for CTX-8371 (Fuji), has been experiencing delays with its supply chain management and other challenges in part due to the ongoing COVID-19 pandemic

To the extent the COVID-19 pandemic adversely affects our business, results of operations and future growth prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $51.7 million and federal research and development tax credit carryforwards of approximately $1.1 million. Under current law, unused federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change net operating losses and research and development tax credit carryforwards to offset such taxable income may be subject to limitations
.

Risks Related to Ownership of Our Common Stock

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("the Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our registration statements, if applicable, and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Financial Industry Regulatory Authority ("FINRA"), has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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

In addition, the stock market has recently experienced significant volatility, including as a result of the ongoing COVID-19 pandemic and particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 48% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law ("DGCL"), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended form time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended ("the Securities Act" or "the Exchange Act"). Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Boston, Massachusetts. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

On November 2, 2021, shares of our common stock were approved for trading on the Nasdaq Capital Market under the symbol “CMPX”.

As of February 28, 2022, there were approximately 140 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2020 Plan is the only equity incentive plan approved and adopted by our stockholders and provides for the issuance of shares of our common stock to our officers and other employees, directors and consultants.

The following table presents information as of December 31, 2021 with respect to compensation plans or arrangements under which shares of our common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (000's)		Weighted-average exercise price of outstanding stock options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (000's)
Equity compensation plans approved by security holders	4,859	(1)	$5.01	(1)	156
Equity compensation plans not approved by security holders	471	(2)	—	(2)	—
Total	5,330		$5.01		156

(1) Includes 1.2 million shares of common stock issuable (subject to vesting) with respect to restricted stock units granted pursuant to the Company’s 2020 Plan, at a grant date fair market value of $3.83 per share. This value is not included in the weighted average exercise price.

(2) Includes 471 thousand shares of common stock issuable (subject to vesting) with respect to restricted stock awards granted prior to adoption of the 2020 plan at a grant date fair market value of $1.76 per share.

On January 1, 2022, an additional 4.05 million shares became available for issuance for a total of 4.2 million shares available for future issuance. For further description of the equity compensation plans, see Note 9 to the financial statements included in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Compass Therapeutics, Inc. together with its wholly-owned subsidiaries, which we refer to as Compass Therapeutics.

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

On June 25, 2021, we consummated a definitive merger agreement (the “Merger Agreement”) with Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company. Pursuant to the Merger Agreement, through our wholly-owned subsidiaries and a two-step merger structure, we acquired all of the outstanding shares of TRIGR (the “TRIGR Merger”). Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of our common stock (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments which are dependent on certain events, including a $5 million earnout which is dependent on biologics license application approval of a product candidate acquired in the transaction, renamed CTX-009. As part of this $9 million in earnout payments to the TRIGR shareholders, $2 million represented a milestone payment that was due from a third party. This payment was received and remitted to TRIGR shareholders in the fourth quarter of 2021.

Financial Overview

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from private placements of preferred and common equity, an underwritten public offering in the fourth quarter of 2021 and borrowings under the 2018 loan and security agreement with Pacific Western Bank (the "2018 Credit Facility", which as of December 31, 2021 has been terminated). Through December 31, 2021, we had received gross proceeds of $329.0 million from the sale of equity securities, including $136.5 million in gross proceeds from our Follow-On Public Offering (as defined below) and $60.5 million in gross proceeds from the sale of our common stock in the Private Placement (as defined below).

We have incurred significant operating losses since inception. We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $82.2 million and $29.5 million for the years ended December 31, 2021 and 2020, respectively, and as of December 31, 2021, we had an accumulated deficit of $233.6 million. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of December 31, 2021, we had $144.5 million in cash and cash equivalents. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditures requirements into the second half of 2024. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Listing on the Nasdaq Capital Market

On November 2, 2021, shares of our common stock were approved for trading on the Nasdaq Capital Market under the symbol “CMPX”.

Reverse Merger

We were originally incorporated as Olivia Ventures, Inc. (“Olivia”) in the State of Delaware on March 20, 2018. Prior to the Merger (as defined below), Olivia was a “shell company” (as defined in Rule 12b-2 of the Exchange Act).

On June 17, 2020, we completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among us, Compass Acquisition LLC and Compass Therapeutics, and, as a result, Compass Therapeutics became a wholly-owned subsidiary of the Company. Additionally, certain of our wholly-owned subsidiaries, each, a Blocker Merger Sub, merged with and into the applicable blocker entity (the "Blockers"), in transactions which we refer to as the Blocker Mergers.

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

In addition, 2,930,836 shares of our common stock were reserved for issuance under our 2020 Stock Option and Incentive Plan. Immediately prior to the Effective Time, an aggregate of 4,000,000 of the 5,000,000 shares of our common stock held by pre-Merger stockholders of Olivia Ventures, Inc. were forfeited and surrendered for cancellation (the "Stock Forfeiture").

The Merger and the Blocker Mergers were treated as a recapitalization and reverse acquisition by us for financial reporting purposes. Compass Therapeutics is considered the acquirer for accounting purposes, and the historical financial statements of Olivia before the Merger have been replaced with the historical financial statements of Compass Therapeutics in this and future filings with the SEC. The Merger is being treated as a tax-free reorganization under Section 368(a) of the Code.

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

In connection with the Private Placement, we paid $6.3 million to the placement agents (and for other legal and accounting costs), for net proceeds of $54.2 million.

The Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Private Placement was sold to “accredited investors”, as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Follow-On Public Offering

On November 2, 2021, we sold through an underwritten public offering, with SVB Leerink LLC, as representative of the underwriters, 35,715,000 shares of our common stock, at a price to the public of $3.50 per share, less underwriting discounts and commissions. We granted the underwriters a 30-day option to purchase up to an additional 5,357,250 shares of common stock, at the public offering price of $3.50, less any underwriting discounts and commissions. On December 2, 2021, pursuant to this 30-day option, we sold an additional 3,271,857 shares of our common stock, for a total of 38,986,857 shares of common stock sold as part of the Follow-On Public Offering. The aggregate gross proceeds from the Follow-On Public Offering were approximately $136.5 million (before deducting placement agent fees and other expenses in connection with the offering).

In connection with the Follow-On Public Offering, we paid $8.5 million to the underwriters (and for other legal and accounting costs), for net proceeds of $128.0 million.

The Follow-On Public Offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-257821), including a base prospectus that was declared effective by the U.S. Securities and

Exchange Commission (the “SEC”) on July 20, 2021, as supplemented by a prospectus supplement dated November 1, 2021 that was filed with the SEC on November 3, 2021 (the “Prospectus Supplement”).

COVID-19 Update

In December 2019, a novel strain of coronavirus, COVID-19, was declared a pandemic by the World Health Organization. In an effort to contain the spread of COVID-19, the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home or shelter-in-place orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact, and the economic impact on local, regional, national and international markets.

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

We have been able to continue to pursue Phase 1 clinical trials of CTX-009 and of CTX-471 without significant delays, however, we have experienced some temporary delays in the enrollment of patients into the second part of our CTX-471 Phase 1 trial due to the COVID-19 pandemic. In addition, our CDMO for CTX-8371 (Fuji) has been experiencing delays with its supply chain management and other challenges in part due to the ongoing COVID-19 pandemic, which led to delays in the initiation of our CTX-8371 GMP manufacturing campaign and delayed the projected date for CTX-8371 IND filing. We could experience some additional temporary delays or disruptions due to the ongoing COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials and our ability to conduct ongoing clinical trials. We also expect that COVID-19 precautions may directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries, (ii) the availability, cost or supply of materials, and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Components of Results of Operations

In-process R&D

In-process R&D expenses consists of the acquisition of TRIGR, whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred,

the cost of this acquisition was expensed. See Note 16 to the financial statements contained in this Form 10-K for further description of the accounting of this transaction.

Research and development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-009, CTX-471 and CTX-8371, as well as unrelated preclinical and discovery program expenses. We expense research and development costs as incurred. These expenses include:

•
development milestone payments due in connection with our product candidates;
•
employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;
•
Contract Research Organizations (“CROs”) that are primarily engaged to support the clinical development of our product candidates;
•
Contract Development Manufacturing Organizations (“CDMOs”) that are primarily engaged to provide drug substance and drug product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
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
•
competition with other products;
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the ongoing COVID-19 pandemic or similar public health crisis; and
•
a continued acceptable safety profile of our therapies following approval.

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

Other expense

The main component of other expense is interest expense related to cash interest under our 2018 Credit Facility that we entered into in March 2018, which as of December 31, 2021 has been terminated.

Other expense includes realized gains and losses on sale or disposal of furniture and equipment and interest income received on our cash equivalents. For the year ended December 31, 2020, other expense includes the change in fair value of derivative liability related to our 2018 Credit Facility.

Income taxes

We are organized as a Delaware corporation and treated as a c-corporation for federal and state income taxes. Our wholly-owned subsidiaries are included in the consolidated corporate tax return. Prior to the Merger in 2020, we were established as a Delaware limited liability company, and the business that was acquired in the Merger was treated as a partnership for income tax reporting purposes; therefore, federal and state income taxes were the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company were recorded in our consolidated financial statements. All such taxes have been recorded in our financial statements. As of December 31,2021 we recorded a net deferred income tax asset of $18.1 million primarily related to a net operating loss carryforward, research and development tax credit carryforward, capitalized licensing fees and right-of-use leases. The asset has a corresponding full deferred income tax valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. See Note 15 to our financial statements appearing in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes the results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(000's)
Operating expenses:
Research and development	$20,337	$14,904	$5,433
General and administrative	10,927	12,908	(1,981)
In-Process R&D	50,618	—	50,618
Total operating expenses	81,882	27,812	54,070
Loss from operations	(81,882)	(27,812)	(54,070)
Other expense	(299)	(1,656)	1,357
Loss before income tax expense	(82,181)	(29,468)	(52,713)
Income tax expense	—	(32)	32
Net loss	$(82,181)	$(29,500)	$(52,681)

Research and development expenses

Research and development expenses increased by $5.4 million from $14.9 million in 2020 to $20.3 million in 2021. This increase was primarily attributable to a $6.0 million milestone payment due to ABL Bio related to the completion of the CTX-009 Phase 1 clinical trial. In addition, program related costs increased by $1.0 million due to the clinical advancement of our pipeline, which was offset by lower depreciation expense of $1.5 million related to sale of selected lab equipment. Excluding the milestone due, research and development expenses were $0.5 million lower than 2020.

We track supplies, outsourced development, outsourced personnel costs and other external research and development costs of specific programs. Starting January 1, 2021, we started to track our internal labor costs by program. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2021	2020
	(000's)
CTX-471	$3,856	$3,102
CTX-8371	2,468	1,487
NKp30 cell engagement platform	131	108
CTX-009	6,861	—
Other research and development expenses	7,021	10,207
Total research and development expenses	$20,337	$14,904

We decided to deprioritize our development efforts for our NKp30 innate cell engager platform in the first quarter of 2021.

General and administrative expenses

General and administrative expenses decreased by $2.0 million from $12.9 million in 2020 to $10.9 million in 2021. The decrease was primarily attributable to lower legal fees of $0.9 million, lower facility costs of $0.9 million, and lower personnel cost of $0.5 million. The legal fees in 2020 included non-recurrent expense related to the transitioning of the company from a privately held company to a public company while such transition did not take place in 2021. The reduction in facilities expense is primarily related to the move from our prior facility in Cambridge, MA, to our new facility in Boston, MA, which is more cost-effective. We anticipate that our general and administrative expenses will increase in the future as we expand our operations to support our growing research and development efforts and continue to operate as a public company.

Other expense

Other expense decreased by $1.4 million from $1.7 million in 2020 to $0.3 million in 2021. Interest expense decreased $0.5 million during 2021, compared to 2020. We recognized a change in our derivative liability of $0.6 million in 2020 with no derivative in 2021. Additionally, there was a realized loss of $0.3 million from the sale of equipment in conjunction with the move to our new location compared with a realized gain of $42 thousand in 2021.

In-process R&D

In-process R&D expenses consists of the acquisition of TRIGR, whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed. See Note 16 to the financial statements contained in this Form 10-K for further description of the accounting of this transaction.

Income tax expense

We did not have income tax expense in 2021. During the year ended December 31, 2020, we recognized income tax expense of $32 thousand, which was attributable to the services provided by a wholly-owned subsidiary of Compass Therapeutics, prior to the closing of the Merger.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We have funded our operations primarily with proceeds from private placements of preferred and common equity and an underwritten public offering in the fourth quarter of 2021. Through December 31, 2021, we had received gross proceeds of $329 million from the sale of equity securities, including $136.5 million in gross proceeds from our Follow-On Public Offering (as defined above) and $60.5 million in gross proceeds from the sale of our common stock in the Private Placement (as defined above). In addition, we received $15 million in term loan borrowings under the 2018 Credit Facility, which was paid off and cancelled as of December 31, 2021. As of December 31, 2021, we had cash and cash equivalents of $144.5 million.

On July 9, 2021, we filed an S-3 registration statement which became effective July 20, 2021. Included in this registration statement was a shelf registration allowing us to sell securities up to $300 million. The Follow-On Public Offering was made pursuant to this registration statement. In addition, the S-3 registration statement included a sales agreement with B. Riley Securities, Inc. pursuant to which we may offer and sell shares of our common stock having an aggregate of up to $75 million.

Indebtedness

In March 2018, we entered into a credit facility with Pacific Western Bank ("2018 Credit Facility") which matured on March 1, 2022 and consisted of $15.0 million in term loans. We made interest-only payments through March 31, 2020, and beginning in April 2020, we began to make monthly payments of $625 thousand toward principal plus interest. The 2018 Credit Facility included a success fee of $1.1 million to the lender which was paid upon completion of the Merger. We paid the balance of this loan in November 2021. See additional details of the 2018 Credit Facility in Note 7 to our financial statements appearing in this Form 10-K.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
	(000's)
Cash used in operating activities	$(19,666)	$(26,803)
Cash provided by (used in) investing activities	(1,770)	38
Cash provided by financing activities	118,611	48,538
Net increase in cash, cash equivalents and restricted cash	$97,175	$21,773

Operating Activities

During the year ended December 31, 2021, we used $19.7 million of cash in operating activities, resulting from our net loss of $82.2 million and the change in operating assets and liabilities of $6.2 million, offset by non-cash charges of $56.3 million. Our non-cash charges were comprised of the write-off of in-process R&D of $50.6 million, depreciation and amortization of $0.6 million, gain on disposal of equipment of $42 thousand, share-based compensation expense of $4.0 million, non-cash interest expense of $41 thousand and amortization of ROU asset of $1.1 million. The change in our operating assets and liabilities was primarily related to an increase in accrued expenses primarily driven by the $6.0 million accrued milestone payment.

During the year ended December 31, 2020, we used $26.8 million of cash in operating activities, resulting from our net loss of $29.5 million and the change in operating assets and liabilities of $4.6 million, offset by non-cash charges of $7.3 million. Our non-cash charges were comprised of depreciation and amortization of $2.4 million, loss on disposal of equipment of $0.3 million, share-based compensation expense of $4.0 million, non-cash interest expense of $90 thousand, and a change in fair value of our derivative liability of $0.6 million. The change in our operating assets and liabilities was primarily related to an increase in prepaid manufacturing expenses, the settlement of a derivative liability and a decrease in our accrued expenses due to the timing in which we pay our vendors.

Investing Activities

During the year ended December 31, 2021 cash used in investing activities was $1.8 million, which was attributed to purchase of property and equipment of $1.6 million, primarily from leasehold improvements in our new facility, $0.3 million from asset acquisition costs related to the TRIGR transaction and $0.1 million in proceeds from the sale of equipment. During the year ended December 31, 2020 cash provided by investing activities was $38 thousand attributed to the sale of equipment for which we received $0.1 million, offset by $0.1 million in purchases of equipment.

Financing Activities

During the year ended December 31, 2021, we received net cash proceeds of $118.6 million from financing activities. This was primarily due to the closing of the Follow-on Public Offering in the fourth quarter of 2021, which resulted in net proceeds of $128.0 million that were partially offset by $9.4 million in payments under the 2018 Credit Facility. During the year ended December 31, 2020, we received net cash proceeds of $48.5 million from financing activities. This was primarily due to the closing of a Private Placement in June 2020, which resulted in net proceeds of $54.2 million that were partially offset by $5.6 million in payments under the 2018 Credit Facility.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into their next clinical trial phases. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of clinical trials for our current product candidates or any future product candidates we may develop;
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

We believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of our product candidates, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period (000's)(4)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Milestone commitments(1)	$6,000	$6,000	$—	$—	$—
Operating lease commitments(2)	4,362	1,206	2,730	426	—
Manufacturing commitments(3)	1,201	1,201	—	—	—
Total	$11,563	$8,407	$2,730	$426	$—

(1)
Reflects milestone payments deemed probable. The amount consists of a $6 million milestone payment due to ABL Bio related to the completion of CTX-009 Phase 1 clinical trial. See Notes 10 and 11 to the financial statements in this form 10-K for additional detail on milestone obligations related to CTX-009.
(2)
Reflects payments due for our leases of office and laboratory space in Boston, Massachusetts under an operating lease agreement that expires in May 2025.
(3)
Amounts in the table reflect the non-cancelable purchase commitments under an agreement with an external CDMO, which we have engaged to manufacture preclinical and clinical trial materials.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expenses relating to these costs. As of December 31, 2021, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock Awards and Unit-Based Compensation

The following table summarizes stock awards and unit-based compensation expense:

	Year Ended December 31,
	2021	2020
	(000's)
Research and development	$658	$605
General and administrative	3,371	3,411
Total stock compensation expense	$4,029	$4,016

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") was enacted. Under Section 107(b) of the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have made the election to delay the adoption of such accounting standards as provided in the JOBS Act. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company”, we are exempt from Sections 14A(a) and (b) of the Exchange Act that would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay”, “say-on-frequency”, and “golden parachutes”; and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the consolidated financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents. We limit our credit risk associated with cash equivalents by placing investments in highly-rated money market funds. We also intend to invest a portion of our cash in various diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities, debt funds and corporate bonds related to our investment portfolio that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to change, our holdings could change as a result.

Item 8. Financial Statements and Supplementary Data.

COMPASS THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Compass Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lease Accounting

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for leases for the year ended December 31, 2021 due to the adoption of Accounting Standards Update 2016-02, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, New York

March 18, 2022

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value per share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$144,514	$47,076
Prepaid expenses and other current assets	2,591	3,126
Total current assets	147,105	50,202
Property and equipment, net	2,243	1,126
Restricted cash	—	263
Operating lease, right-of-use ("ROU") asset	4,089	—
Other assets	320	320
Total assets	$153,757	$51,911
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$867	$1,061
Accrued expenses	8,775	1,571
Operating lease obligations, current portion	989	—
Long-term debt, current portion	—	7,467
Total current liabilities	10,631	10,099
Long-term debt, net of current portion	—	1,867
Operating lease obligations, net of long-term portion	3,048	—
Total liabilities	13,679	11,966

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020.	—	—
Common stock, $0.0001 par value: 300,000 shares authorized; 101,303 and 52,117 shares issued at December 31, 2021 and 2020, respectively; 100,832 and 51,221 shares outstanding at December 31, 2021 and 2020, respectively.	10	5
Additional paid-in-capital	373,657	191,348
Accumulated deficit	(233,589)	(151,408)
Total stockholders' equity	140,078	39,945
Total liabilities and stockholders' equity	$153,757	$51,911

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$20,337	$14,904
General and administrative	10,927	12,908
In-process R&D	50,618	—
Total operating expenses	81,882	27,812
Loss from operations	(81,882)	(27,812)
Other expense	(299)	(1,656)
Loss before income tax expense	(82,181)	(29,468)
Income tax expense	—	(32)
Net loss	$(82,181)	$(29,500)
Net loss per share - basic and diluted	$(1.31)	$(0.96)
Basic and diluted weighted average shares outstanding	62,870	30,776

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	207,164	$129,870	7,034	$1	$3,304	$(121,908)	$11,267
Common shares issued to former shareholders of Olivia Ventures Inc.	—	—	1,000	—	—	—	—
Conversion of Compass Therapeutics LLC preferred shares into common shares upon consummation of the reverse merger	(207,164)	(129,870)	30,630	3	129,867	—	—
Common shares issued in private placement, net of issuance costs of $6.3 million	—	—	12,096	1	54,230	—	54,231
Payment to non-participating Compass Therapeutics LLC members upon consummation of Merger	—	—	(13)	—	(69)	—	(69)
Vesting of share-based awards	—	—	474	—	—	—	—
Stock-based compensation	—	—	—	—	4,016	—	4,016
Net loss	—	—	—	—	—	(29,500)	(29,500)
Balance at December 31, 2020	—	$—	51,221	$5	$191,348	$(151,408)	$39,945
Common shares issued for Trigr Therapeutics, Inc. acquisition	—	—	10,265	1	50,299	—	50,300
Common shares issued in Public Offering, net of issuance costs of $8.5 million	—	—	38,987	4	127,981	—	127,985
Vesting of share-based awards	—	—	359	—	—	—	—
Stock-based compensation	—	—	—	—	4,029	—	4,029
Net loss	—	—	—	—	—	(82,181)	(82,181)
Balance at December 31, 2021	—	$—	100,832	$10	$373,657	$(233,589)	$140,078

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(82,181)	$(29,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566	2,404
Loss (gain) on disposal of equipment	(42)	281
Noncash interest expense	41	90
Stock-based compensation	4,029	4,016
Write-off of in-process R&D	50,618	—
Change in fair value of derivative liability	—	556
ROU asset amortization	1,058	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	534	(2,191)
Other long-term assets	—	(290)
Accounts payable	(194)	432
Accrued expenses	7,016	(1,551)
Operating lease liability	(1,111)	—
Settlement of derivative liability	—	(1,050)
Net cash used in operating activities	(19,666)	(26,803)
Cash flows from investing activities:
Purchases of property and equipment	(1,568)	(106)
Asset acquisition costs	(318)	—
Proceeds from sale of equipment	116	144
Net cash provided by (used in) investing activities	(1,770)	38
Cash flows from financing activities:
Proceeds from issuance of common stock	128,267	60,482
Issuance costs from issuance of common stock	(281)	(6,319)
Repayment of borrowings under loan	(9,375)	(5,625)
Net cash provided by financing activities	118,611	48,538
Net change in cash, cash equivalents and restricted cash	97,175	21,773
Cash, cash equivalents and restricted cash at beginning of year	47,339	25,566
Cash and cash equivalents at end of year	$144,514	$47,339
Supplemental disclosure of cash flow information
Cash paid for interest	$370	$854
Conversion of preferred units	$—	$129,870
ROU asset acquired through operating leases	$5,148	$—
Issuance of common stock for acquisition of Trigr Therapeutics, Inc.	$50,300	$—
Fixed asset costs included in accrued expenses	$187	$—

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

On June 17, 2020, the Company completed the Merger of its wholly-owned subsidiary, Compass Therapeutics LLC, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Olivia Ventures, Inc., Compass Acquisition LLC, Compass Therapeutics LLC and as a result, Compass Therapeutics LLC became a wholly-owned subsidiary of the Company. Additionally, certain of the Company’s wholly-owned subsidiaries (each, a “Blocker Merger Sub”) merged with and into the applicable blocker entity (“Blockers”) in transactions that are referred to as “Blocker Mergers”.

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

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities and borrowings under the 2018 Credit Facility. The Company has incurred recurring losses since its inception and had an accumulated deficit of $233.6 million on December 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Due to the evolving and uncertain global impacts of the ongoing COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations in the future. We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19 community-wide. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. To date, we have been able to continue to pursue our Phase 1 clinical trial with only minor delays despite the COVID-19 pandemic.

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

In June 2020, the Company completed the Merger, as discussed in Note 1. Upon the closing of the Merger, the common and convertible preferred units of Compass Therapeutics LLC were converted into the Company’s common stock. The Company effected a 0.15-for-one stock conversion ratio for its issued and outstanding convertible preferred units. Common units were converted using the same ratio after factoring in the relevant strike price of each grant. Subsequent to the Merger, there were no common or convertible preferred units outstanding. All of the share and per share information presented in the accompanying consolidated financial statements for 2020 has been adjusted to reflect the stock split.

Upon the closing of the Merger, the Company’s certificate of incorporation was amended and restated to provide for 10 million authorized shares of preferred stock with a par value of $0.0001 per share and 300 million authorized shares of common stock with a par value of $0.0001 per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Compass Therapeutics, Inc., and its wholly-owned subsidiaries, including Compass Therapeutics LLC, Compass Therapeutics Advisors Inc., Trigr Therapeutics, Inc. and Compass Therapeutics Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses, useful lives of equipment, interest rate and term operating lease ROU and liability, the percentage of completion of contractual arrangements, future cash expenditures for liquidity estimates, the valuation of common stock and estimates associated with stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates. Changes in estimates are recorded prospectively in the period that they become known.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s chief operating decision-maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All the Company’s long-lived assets are held in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consisted of money market funds of $130.0 million and $43.6 million on December 31, 2021 and 2020, respectively.

Restricted Cash

As of December 31, 2021, the Company did not have any restricted cash.

As of December 31, 2020, the Company had two items that were classified as restricted cash on the balance sheet. The first was cash of $0.2 million to collateralize corporate credit cards with a bank. The second was as part of the Company’s prior lease agreement in which the Company was required to maintain a letter of credit of $0.1 million for the benefit of the landlord.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

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

The Company’s cash equivalents are carried at fair value according to the fair value hierarchy described above and were determined based on Level 1 measurements (see Note 4). The Company’s restricted cash was carried at fair value according to the fair value hierarchy described above and were determined based on Level 2 measurements (see Note 4). The carrying values of other current assets and accounts payable approximate their fair value due to the short‑term nature of these assets and liabilities. The carrying values of the Company’s loan approximated its fair value as of December 31, 2020 due to its variable interest rate. The fair value of the loan related embedded derivative (see Note 4) was determined based on Level 3 measurements.

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
•
the likelihood of achieving a liquidity event, such as an initial public offering ("IPO"), reverse merger, or sale of our Company in light of prevailing market conditions; and
•
the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

Stock Price - Subsequent to the Merger

Since the second quarter of 2021, when the Company started trading on a public market, the stock price of the Company’s common stock has been used to value equity awards based on the closing price of the Company’s common stock as reported on the date of the grant.

A public trading market for the Company’s common stock was not established between the closing of the Merger and the second quarter of 2021. For the valuation of the Company’s common stock for this period, the Company used $5.00 per share, which is the share price paid by outside investors in the Company’s Private Placement that closed in June 2020.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, restricted stock units, unvested restricted stock awards and common stock warrants that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
	(000's)
Restricted stock units	1,200	—
Stock options	3,659	2,159
Nonvested restricted stock	471	896
Total	5,330	3,055

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the deferred tax benefits will not be realized.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016 02, Leases, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The standard continues to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under the old standard. Finance leases result in an accelerated expense similar to the accounting for capital leases under the old standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The Company adopted the new standard on January 1, 2021, using a modified retrospective approach and as a result did not adjust prior periods. Adoption of the standard resulted in the recording of $5.1 million of operating lease ROU assets and operating lease liabilities, but did not have a material impact on the Company’s net loss or cash flows.

Recently Issued Accounting Pronouncements

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

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Fair Value Measurements as of December 31, 2021 (000's):
Quoted
Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$130,005	$—	$—	$130,005
Total assets	$130,005	$—	$—	$130,005

Fair Value Measurements as of December 31, 2020 (000's):
Quoted
Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$43,631	$—	$—	$43,361
Total assets	$43,631	$—	$—	$43,361

5.
Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
	(000's)
Equipment	$5,351	$5,356
Furniture and fixtures	22	629
Leasehold improvements	1,531	896
Software	365	180
Total property and equipment–at cost	7,269	7,061
Less: Accumulated depreciation	(5,026)	(5,935)
Property and equipment, net	$2,243	$1,126

Total depreciation and amortization expense for years ended December 31, 2021 and 2020, was $0.6 million and $2.4 million, respectively.

6.
Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
	(000's)
Compensation and benefits	$1,601	$976
Project expenses	704	212
Accrued milestone	6,000	—
Other	470	383
Total accrued expenses	$8,775	$1,571

See Note 11 for further information on accrued milestone.

7.
Debt

The Company entered into a loan and security agreement (“2018 Credit Facility”) with Pacific Western Bank, Inc. (“PWB”), and received $15.0 million debt proceeds in 2018. The Company made interest-only payments through March 31, 2020. Beginning in April 2020, the Company was obligated to make monthly principal payments of $625,000 (plus interest) through March 31, 2022 when the note matures. The Company paid the total outstanding balance of the loan of $9.4 million during the year ended December 31, 2021 and terminated the 2018 Credit Facility.

The Company recognized interest expense of $0.4 million and $0.9 million during the years ended December 31, 2021 and 2020, respectively.

8.
Stockholders’ Equity

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

The Company sold approximately 12 million shares of its common stock pursuant to the closing of a Private Placement offering at a purchase price of $5.00 per share in June 2020.

In June 2021, the Company issued 10,265,133 million shares of its common stock related to the acquisition of TRIGR. See Note 16 for further information on the TRIGR transaction.

In November 2021, the Company sold through an underwritten public offering, 35,715,000 shares of the Company’s common stock, at a price to the public of $3.50 per share, less underwriting discounts and commissions. The Company granted the underwriters a 30-day option to purchase up to an additional 5,357,250 shares of Common Stock, at the public offering price of $3.50, less any underwriting discounts and commissions. In December 2021, pursuant to this 30-day option, the Company sold an additional 3,271,857 shares of our common stock, for a total of 38,986,857 shares of common stock sold as part of the Follow-On Public Offering. The aggregate gross proceeds from the Follow-On Public Offering were approximately $136.5 million (before deducting placement agent fees and other expenses in connection with the offering). In connection with the Follow-On Public Offering, we paid the underwriters (and other legal and accounting costs) of $8.5 million, for net proceeds of approximately $128.0 million.

9.
Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020
	(000's)
Research and development	$658	$605
General and administrative	3,371	3,411
Total	$4,029	$4,016

Restricted Stock

Prior to the Merger, Compass Therapeutics LLC maintained an incentive pool of unit-based awards that were granted to board members, employees and consultants and accounted for as unit-based compensation. Upon consummation of the Merger, all outstanding vested profit interest units were converted into shares of the Company’s common stock. Unvested units were converted into restricted shares of the Company’s common stock and will continue to vest under the same terms as the original profit interest units.

A summary of the Company’s restricted share activity during the years ended December 31, 2021 and 2020 is as follows:

	Shares (000's)	Estimated Fair Value Per Share
Unvested, December 31, 2019	2,039	$2.04
Granted	1	$2.34
Vested	(474)	$1.66
Forfeited or canceled	(670)	$1.75
Unvested, December 31, 2020	896	$2.46
Granted	—	$—
Vested	(359)	$1.83
Forfeited or canceled	(66)	$1.70
Unvested, December 31, 2021	471	$1.76

The weighted average grant date fair value for unvested restricted stock as of December 31, 2021 was $1.76 per share. No restricted share awards have been granted following the Merger. As of December 31, 2021, remaining unrecognized compensation cost related to restricted stock awards to be recognized in future periods totaled $0.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

No restricted share awards were granted for the year ended December 31, 2021. For the year ended December 31, 2020, the fair value of each restricted stock award was estimated on the date of grant using the weighted average assumptions in the table below:

Year Ended December 31, 2020
Expected term (in years)	6.0
Risk-free rate	0.36%
Expected volatility	140%

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Plan and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of (i) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by the plan administrator no later than the immediately preceding December 31. As of December 31, 2021, 156 thousand shares remain available for future grant. On January 1, 2022, an additional 4.05 million shares became available for issuance based on 4% of the outstanding shares of common stock, for a total of 4.21 million shares available for issuance.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

	Number of Nonvested Options (000's)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2019	—	$—		$—
Granted	2,175	$5.00		$—
Exercise	-	$—		$—
Forfeited/cancelled	(16)	$5.00		$—
Outstanding at December 31, 2020	2,159	$5.00	9.69	$—
Granted	1,822	$5.02	9.27	$—
Exercise	—	$—	—	$—
Forfeited/cancelled	(322)	$5.00	—	$—
Outstanding at December 31, 2021	3,659	$5.01	8.98	$—
Vested at December 31, 2021	1,378	$4.99	8.67	$—

For the year ended December 31, 2021, the weighted average grant date fair value for options granted was $5.01. There was no aggregate intrinsic value for options vested and outstanding as of December 31, 2021. As of December 31, 2021, the unrecognized compensation cost related to outstanding options was $7.1 million, expected to be recognized over a weighted average period of approximately 2.8 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.1	5.5
Risk-free rate	0.85%	0.29%
Expected volatility	91%	86%

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2020	—	$—	$—
Granted	1,200	$3.83	$4,596
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, December 31, 2021	1,200	$3.83	$4,596

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of December 31, 2021, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $4.4 million, which is expected to be recognized over a weighted average period of 3.9 years.

As of December 31, 2021, the total unrecognized compensation cost from all plans to be recognized in future periods totaled approximately, $12.3 million.

10.
License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreements

Our wholly-owned subsidiary, TRIGR, and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and is eligible to receive up to $110 million of development and regulatory milestone payments, up to $295 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. ABL Bio is also eligible to receive up to $185 million in development, regulatory and commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition in 2021, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement. See Note 16 for further information on the TRIGR transaction.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licenses two bispecific antibodies that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC ("Adimab") on October 16, 2014. The agreement was amended on February 11, 2015. The agreement also includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the year ended December 31, 2021. The Company made milestone payments of $1.5 million in research and development during the year ended December 31, 2019, upon filing an IND for its product candidates associated with this license and first dosing of patient. As of December 31, 2021, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Other Research Agreements

FUJIFILM Diosynth Biotechnologies Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with FUJIFILM Diosynth Biotechnologies on July 20, 2020. The Company made cash payments of $1.2 million and recorded $1.0 million in research and development expense during the year ended December 31, 2021. The Company made cash payments of $2.6 million and recorded $0.9 million in research and development expense during the year ended December 31, 2020. As of December 31, 2021, future payments in connection with this SOW amounted to $1.2 million and development costs to be expensed is $2.9 million.

11.
Commitments and Contingencies

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), effective January 1, 2021, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. The Company recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2021. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. The Company elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. In addition, the Company elected the accounting policy of not recording short-term leases with a lease term at the commencement date of 12 months or less on the consolidated balance sheet as permitted by the new standard.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is three years and five months as of December 31, 2021.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the consolidated balance sheets:

(000's)
Years ending December 31,
2022	$1,206
2023	1,348
2024	1,382
2025	426
Total minimum lease payments	4,362
Less: amount of lease payments representing interest	(325)
Present value of future minimum lease payments	4,037
Less: operating lease obligations, current portion	(989)
Operating lease obligations, long-term portion	$3,048

Milestone payments

As part of the ABL Bio agreements, the Company is obligated to pay certain development milestone payments. In the fourth quarter of 2021, the Company was notified of the completion of Phase 1 of the clinical trial for CTX-009. As a result, the Company is obligated to pay a $6.0 million milestone payment to ABL Bio on the deliverance of the final report related to the clinical trial. See Note 10 for this and other agreements.

12.
Related Parties and Related-Party Transactions

On October 16, 2014, the Company entered into a collaboration agreement with Adimab, LLC. The Company’s co-founder and former chief operation officer has a direct ownership interest in Adimab, LLC and previously beneficially owned more than 5% of the Company’s common stock. He does not currently beneficially own more than 5% of the Company's common stock. The Company did not record any expenses in connection with this agreement during years ended December 31, 2021 and 2020.

On June 25, 2021, the Company and Miranda Toledano, a director of the Company, entered into a Consulting Agreement, pursuant to which Ms. Toledano was to provide, for a period of six months, consulting services to the Company. Ms. Toledano was entitled to consulting fees of $20,000 per month. As of December 31, 2021, the full amount of the agreement has been paid and the agreement has terminated.

13.
Other expense

Other expense consisted of the following:

	December 31,
	2021	2020
	(000's)
Interest expense	$(370)	$(908)
Interest income	29	88
Change in fair value of derivative liability	—	(556)
Realized foreign exchange loss	—	1
Realized gain (loss) on disposal of equipment	42	(281)
Total other income (expenses)	$(299)	$(1,656)

14.
Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. The Company made matching contributions of $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

15.
Income Taxes

Income tax expense is summarized as follows:

	Year Ended December 31,
	2021	2020
Current	(000's)
Federal	$—	$22
State	—	10
Total	$—	$32

Deferred
Federal	$—	$—
State	—	—
Total income tax expense	$—	$32

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	December 31,
	2021	2020
Statutory rate	21.0%	21.0%
Income not subject to federal corporate income tax	0.0%	-8.0%
State taxes	2.1%	6.4%
Share-based compensation & other nondeductible expenses	-1.0%	-0.5%
Write-off of in-process R&D	-12.9%	0.0%
Research credits	0.8%	0.0%
Change in valuation allowance	-10.0%	-19.0%
Total	0.0%	-0.1%

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $18.1 million and $6.6 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company has U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $51.7 million and $50.6 million, respectively. As of December 31, 2021, the Company has federal and state research and development credit carryforwards (“R&D credits”) of approximately $1.1 million and $2.1 million, respectively. For income tax purposes, federal NOLs will not expire since they were generated after 2017 and federal R&D credits will begin expiring in 2039. For income tax purposes, state NOLs and state R&D credits will begin to expire in 2038 and 2031, respectively.

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet conducted a study to determine if any such limitation exists.

As of December 31, 2021, the Company had no uncertain tax positions, and as such, no related interest or penalties have been recorded in the statement of operations. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2021 will remain subject to examination until the respective tax year is closed. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2021
.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets	(000's)
Net operating loss carryforwards	$13,075	$3,938
Research and development credits	2,716	2,038
Share-based compensation	706	609
Lease liabilities	1,131	—
Capitalized licensing fees	1,637	—
Other	22	126
Subtotal	19,287	6,711
Less valuation allowance	(18,113)	(6,635)
Deferred tax assets, net of valuation allowance	1,174	76

Deferred tax liabilities
Right-of-use assets	(1,116)	—
Other	(58)	(76)
Net deferred tax assets	$—	$—

16.
Merger Transaction

On May 11, 2021, the Company and Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company, entered into a definitive merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, through its wholly-owned subsidiaries and a two-step merger structure, acquired all the outstanding shares of TRIGR (the “TRIGR Merger”). On June 25, 2021, the TRIGR Merger was consummated. Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of the Company’s common stock with a fair value of $50.3 million (after giving effect to elimination of fractional shares that would otherwise be issued). The Company incurred approximately $0.3 million of accounting and legal costs associated with the merger, for a total cost of the transaction of $50.6 million.

In addition, TRIGR shareholders are eligible to receive up to $9.0 million, representing earnout payments based on three independent events. The first earnout payment of $2.0 million related to a milestone payment under the Elpiscience agreement, due to the Company upon IND approval of CTX-009 in China and remitted to the TRIGR shareholders. The IND was approved in China in the fourth quarter of 2021. As a result, the Company acted as a conduit to this transaction and remitted the $2 million related to this milestone payment received from Elpiscience. The second potential earnout payment of $2 million is contingent upon the Company entering into a regional license agreement with a specific third party. Since the Company has not entered into a regional license agreement with that third party and assesses the probability of reaching such agreement with that party to be low, no provision is being made. The third and last potential earnout is $5 million which is dependent on the Company successfully filing a biologics license application in the United States and being granted marketing approval for the product candidate acquired in the transaction, CTX-009. As CTX-009 is in early clinical development and the clinical development of CTX-009 and regulatory strategy are subject to substantial risk, it is not probable that this payment will be made, and as such, no provision is being made.

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

17.
Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC"), with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.4

Agreement and Plan of Merger and Reorganization by and among Compass Therapeutics, Inc. Compass Intermediate Acquisition Company, Inc., Compass Acquisition Company, LLC, Trigr Therapeutics, Inc. and Peng Ventures, LLC, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on May 13, 2021)

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 19, 2020)

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

10.1*	2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.2*	2020 Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.3*	Form of Indemnification Agreement (directors) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.4*	Form of Indemnification Agreement (executive officers) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.5*	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.6

Registration Rights Agreement, dated June 19, 2020, by and among Compass Therapeutics, Inc. and the parties thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.7

Subscription Agreement, dated June 19, 2020, by and between Compass Therapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.8†

Amended and Restated Collaboration Agreement, dated February 11, 2015, by and between Adimab LLC and Kairos Biologics Foundation LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.9

Loan and Security Agreement, dated March 30, 2018, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.10

First Amendment to Loan and Security Agreement, dated September 26, 2018, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.11

Second Amendment to Loan and Security Agreement, dated March 8, 2019, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.12

Third Amendment to Loan and Security Agreement, dated October 29, 2019, by and between Pacific Western Bank, Inc., Compass Therapeutics, LLC and Compass Therapeutics Advisors, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.13

Sublease Agreement, effective as of December 1, 2020, by and between Roche Diagnostic Operations, Inc. and Compass Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

10.14*

Employment Agreement between Compass Therapeutics, Inc. and Thomas J. Schuetz, M.D., Ph.D., dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2021)

10.15*

Employment Agreement between Compass Therapeutics, Inc. and Vered Bisker-Leib, Ph.D., dated April 14, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 19, 2021)

10.16

Research and Development Collaboration and License Agreement, dated November 30, 2018, between TRIGR Therapeutics, Inc. and ABL Bio Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021)

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

Compass Therapeutics, Inc.

Date: March 18, 2022	By:	/s/ Thomas J. Schuetz
Thomas J. Schuetz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas J. Schuetz	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2022
Thomas J. Schuetz

/s/ Vered Bisker-Leib	President and Chief Operating Officer (Principal Financial and Accounting Officer)	March 18, 2022
Vered Bisker-Leib

/s/ Carl L. Gordon	Chair of the Board	March 18, 2022
Carl L. Gordon

/s/ Phil Ferneau	Director	March 18, 2022
Phil Ferneau

/s/ Steven Squinto	Director	March 18, 2022
Steven Squinto

/s/ Miranda Toledano	Director	March 18, 2022
Miranda Toledano