Form 10-Q
period 2022-03-31
Compass Therapeutics, Inc.
filed 2022-05-09
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 101,283,924 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2022 (unaudited)	December 31, 2021 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$136,379	$144,514
Prepaid expenses and other current assets	3,904	2,591
Total current assets	140,283	147,105
Property and equipment, net	2,142	2,243
Operating lease, right-of-use ("ROU") asset	3,819	4,089
Other assets	320	320
Total assets	$146,564	$153,757
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$257	$867
Accrued expenses	8,050	8,775
Operating lease obligations, current portion	1,027	989
Total current liabilities	9,334	10,631
Operating lease obligations, long-term portion	2,740	3,048
Total liabilities	12,074	13,679
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value: 300,000 shares authorized; 101,286 and 101,303 shares issued at March 31, 2022 and December 31, 2021, respectively; 100,905 and 100,832 shares outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in-capital	375,231	373,657
Accumulated deficit	(240,751)	(233,589)
Total stockholders' equity	134,490	140,078
Total liabilities and stockholders' equity	$146,564	$153,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$4,415	$4,704
General and administrative	2,767	2,635
Total operating expenses	7,182	7,339
Loss from operations	(7,182)	(7,339)
Other income (expense)	20	(83)
Loss before income tax expense	(7,162)	(7,422)
Income tax expense	—	—
Net loss	$(7,162)	$(7,422)
Net loss per share - basic and diluted	$(0.07)	$(0.14)
Basic and diluted weighted average shares outstanding	100,858	51,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Units		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	100,832	$10	$373,657	$(233,589)	$140,078
Vesting of share-based awards	73	—	—	—	—
Stock-based compensation	—	—	1,574	—	1,574
Net loss	—	—	—	(7,162)	(7,162)
Balance at March 31, 2022	100,905	$10	$375,231	$(240,751)	$134,490

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	51,221	$5	$191,348	$(151,408)	$39,945
Vesting of share-based awards	92	—	—	—	—
Stock-based compensation	—	—	948	—	948
Net loss	—	—	—	(7,422)	(7,422)
Balance at March 31, 2021	51,313	$5	$192,296	$(158,830)	$33,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,162)	$(7,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	157
Gain on disposal of equipment	—	(44)
Noncash interest expense	—	15
Share-based compensation	1,574	948
ROU asset amortization	270	256
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,313)	1,173
Accounts payable	(611)	—
Accrued expenses	(595)	(442)
Operating lease liability	(270)	(246)
Net cash used in operating activities	(7,942)	(5,605)
Cash flows from investing activities:
Purchases of property and equipment	(194)	(128)
Proceeds from sale of equipment	1	115
Net cash used in investing activities	(193)	(13)
Cash flows from financing activities:
Repayment of borrowings under loan	—	(1,875)
Net cash used in financing activities	—	(1,875)
Net change in cash, cash equivalents and restricted cash	(8,135)	(7,493)
Cash, cash equivalents and restricted cash at beginning of period	144,514	47,339
Cash, cash equivalents and restricted cash at end of period	$136,379	$39,846
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$137
Acquisition of equipment included in accrued expenses	$57	$161
ROU asset acquired through operating leases	$—	$5,148

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations and changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements. Through March 31, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities. As of March 31, 2022, we had cash and cash equivalents of $136.4 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024.

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes on January 1, 2022. The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

3. Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$130,024	$—	$—	$130,024
Total assets	$130,024	$—	$—	$130,024

	Fair Value Measurements as of December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash equivalents - money market funds	$130,005	$—	$—	$130,005
Total assets	$130,005	$—	$—	$130,005

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$5,345	$5,351
Furniture and fixtures	22	22
Leasehold improvements	1,586	1,531
Software	365	365
Total property and equipment–at cost	7,318	7,269
Less: Accumulated depreciation	(5,176)	(5,026)
Property and equipment, net	$2,142	$2,243

Depreciation expense for each of three months ended March 31, 2022 and 2021 was $0.2 million.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and benefits	$490	$1,601
Project expenses	1,465	704
Accrued milestone	6,000	6,000
Other	95	470
Total accrued expenses	$8,050	$8,775

6. Commitments and Contingencies

Leases

The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), or ASU 2016-02, effective January 1, 2021, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. The Company recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2021. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. The Company elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. In addition, the Company elected the accounting policy of not recording short-term leases with a lease term at the commencement date of 12 months or less on the condensed consolidated balance sheet as permitted by the new standard.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is three years and two months as of March 31, 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (000's):

Remainder of 2022	$875
Years ending December 31,
2023	1,345
2024	1,379
2025	543
Total minimum lease payments	4,142
Less: amount of lease payments representing interest	(375)
Present value of future minimum lease payments	3,767
Less: operating lease obligations, current portion	(1,027)
Operating lease obligations, long-term portion	$2,740

Milestone payments

As part of the ABL Bio Agreement, the Company is obligated to pay certain development milestone payments. In the fourth quarter of 2021, the Company was notified of the completion of Phase 1 of the clinical trial for CTX-009. As a result, the Company is obligated to pay a $6.0 million milestone payment to ABL Bio on the deliverance of the final report related to the clinical trial. See Note 10 for additional information on the ABL Bio Agreement.

7. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was classified in the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2022	2021
	(000’s)
Research and development	$375	$139
General and administrative	1,199	809
Total	$1,574	$948

As of March 31, 2022, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $14.0 million.

Restricted Stock:

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the three months ended March 31, 2022 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000’s)	Per Share
Unvested, December 31, 2021	471	$1.76
Granted	—	$—
Vested	(73)	$1.82
Forfeited or canceled	(17)	$1.80
Unvested, March 31, 2022	381	$1.75

As of March 31, 2022, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $0.7 million, expected to be recognized over a weighted average period of 1.6 years.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2022 was 4.2 million shares. As of March 31, 2022, 2.3 million shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Unvested	Price	Contractual	Value
	Options	Per Share	Life (in years)	(000's)
Outstanding at December 31, 2021	3,659	$4.99	8.67
Granted	1,964	$2.31	9.88
Exercise	—
Forfeited/cancelled	(100)	$4.11
Outstanding at March 31, 2022	5,523	$4.07	9.14	$6
Vested at March 31, 2022	1,847	$4.93	8.53	$—

For the three months ended March 31, 2022, the weighted average grant date fair value for options granted was $1.77. There was no intrinsic value for options vested as of March 31, 2022. As of March 31, 2022, the total unrecognized compensation cost related to outstanding options was $9.2 million, to be recognized over a weighted average period of 3.1 years.

For the three months ended March 31, 2021, the weighted average grant date fair value for options granted was $3.58. There was no intrinsic value for options vested as of March 31, 2021.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0	6.1
Risk-free rate	1.85%	0.66%
Expected volatility	94.0%	85.9%

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2021	1,200	$3.83	$4,596
Granted	—	—	—
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, March 31, 2022	1,200	$3.83	$4,596

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2022, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $4.2 million, which is expected to be recognized over a weighted average period of 3.6 years.

8. Related Parties and Related-Party Transactions

In connection with the acquisition of TRIGR Therapeutics, Inc. ("TRIGR") and upon consummation of the merger agreement on June 25, 2021, Miranda Toledano, who previously served as the Chief Financial Officer and Chief Operating Officer of TRIGR, was appointed to Compass Board of Directors as an independent director. Additionally, to facilitate the transition of CTX-009 from TRIGR, the Company entered into a consulting agreement with Ms. Toledano which ended in December 2021.

9. Other Income (Expense)

Other income (expense) consisted of the following:

	March 31,
	2022	2021
	(000's)
Interest income	$20	$15
Interest expense	—	(142)
Realized gain on disposal of equipment	—	44
Total other income (expense)	$20	$(83)

10. License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreement

In November 2018, the Company's wholly-owned subsidiary (TRIGR) and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and is eligible to receive up to $110 million of development and regulatory milestone payments, up to $295 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. ABL Bio is also eligible to receive up to $185 million in development, regulatory and commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition in 2021, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licenses two bispecific antibodies that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the first three months of 2022. As of March 31, 2022, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Other License and Research Agreements

FUJIFILM Diosynth Biotechnologies ("Fujifilm") Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with Fujifilm on July 20, 2020. The Company made cash payments of $46 thousand and recorded $555 thousand in research and development expense during the three months ended March 31, 2022 related to this agreement. The Company made cash payments of $0.2 million and recorded $1.0 million in research and development expense during the quarter ended March 31, 2021. As of March 31, 2022, future payments in connection with the SOW amounted to $1.2 million and prepayments for future work to be performed amounted to $1.2 million, for a total expense to be recognized of $2.4 million.

11. Subsequent events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On June 25, 2021, we consummated a definitive merger agreement (the “Merger Agreement”) with Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company. Pursuant to the Merger Agreement, through our wholly-owned subsidiaries and a two-step merger structure, we acquired all of the outstanding shares of TRIGR (the “TRIGR Merger”). Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of our common stock (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments which are dependent on certain events, including a $5 million earnout which is dependent on biologics license application approval of a product candidate acquired in the transaction, renamed CTX-009. As part of this $9 million in earnout payments to the TRIGR shareholders, $2 million represented a milestone payment that was remitted to TRIGR shareholders in the fourth quarter of 2021, with up to $7 million of eligible earnout payments remaining.

We currently have two product candidates in the clinical stage of development: CTX-009 and CTX-471. In addition, a third product candidate, CTX-8371, is expected to enter the clinic in the first half of 2023. A summary of these product candidates is presented below. We are also developing a portfolio of bispecific and monoclonal antibody product candidates which derive from our in-house antibody discovery and development platforms. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CTX-009 (a.k.a. ABL001) - bispecific antibody targeting DLL4 and VEGF-A

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

CTX-009 is undergoing clinical development in patients with advanced solid tumors. A Phase 1 dose escalation and dose expansion monotherapy study and a Phase 1b combination study of CTX-009 in combination with chemotherapy have been completed. In the first quarter of 2021, Handok commenced a Phase 2 study of CTX-009 in combination with paclitaxel in patients with biliary tract cancers (“BTC” or “cholangiocarcinoma”) in South Korea. The study has been enrolling patients with unresectable advanced, metastatic, or relapsed BTCs who have received one or two prior systemic therapies. This Phase 2 study has a Simon Two-Stage design where 3 partial responses ("PRs") among the first 21 patients enrolled in the first stage of the study will advance the study to the second stage. As of October 2021, there were five PRs observed among the first 17 evaluable patients (see current status under

Q1 Program Updates below), and therefore, the criteria to advance the study to its second stage was met. The study is currently being conducted at four leading medical centers in South Korea.

We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in December 2021 to initiate a global Phase 2 study in the U.S. and South Korea. The FDA cleared our IND application in January 2022, enabling the Company to initiate a global Phase 2 clinical trial for CTX-009 in combination with paclitaxel in patients with advanced BTC in the United States and South Korea. Therefore, patients who were already enrolled in the study in South Korea, and additional patients who will be enrolled in the United States as well as South Korea, will all be included in this global Phase 2 clinical trial.

We plan on opening clinical sites in the United States in the second quarter of 2022 and initiating dosing of patients in these sites in the third quarter of 2022.

Q1 PROGRAM UPDATES

CTX-009 - bispecific antibody targeting DLL4 and VEGF-A

The Company reported the following interim data from its Phase 2 clinical trial of CTX-009 in combination with Paclitaxel in BTC on May 4, 2022. The press release and presentation were included with our current report 8-K filed on May 4, 2022.

Preliminary Activity Data Summary

As of April 14, 2022, the first stage of the study has been fully enrolled and all 24 patients have been dosed. Of the 24 patients, there were 10 PRs, 9 of which have been confirmed by RECIST 1.1, leading to a preliminary overall response rate ("ORR") of 42%. Two patients are not evaluable for response, and 22 of the 24 patients have had stable disease or better leading to a clinical benefit rate ("CBR") of 92%. The current median time on study is approximately 6 months.

The interim waterfall plot below depicts the best response for 22 patients in the study as of April 14, 2022:

The swimmer plot below depicts the duration that each patient has been on treatment:

Preliminary Safety Data Summary

As of April 14, 2022, no formal safety data analysis has been completed, but CTX-009 in combination with paclitaxel was observed to be generally well-tolerated and the safety data are consistent with the Phase 1 studies with hypertension and neutropenia being the most common events related to CTX-009 and paclitaxel, respectively.

Of the 24 subjects enrolled in the study, all subjects had at least one AE related to CTX-009 and/or paclitaxel. The most common adverse events (all Grades) occurring in at least 3 patients were anemia (12.5%), asthenia (25.0%), fatigue (16.7%), edema (16.7%), pyrexia (16.7%), neutropenia (54.2%), thrombocytopenia (20.8%), headache (16.7%), proteinuria (20.8%), dysphonia (12.5%), dyspnea (25.0%), epistaxis (33.3%), pulmonary hypertension (16.7%, all Grade 1) and hypertension (50.0%).

Grade 3 or greater Adverse Events (“AEs”) that were determined to be probably or possibly related to CTX-009 and paclitaxel treatment included neutropenia (n=12; 50.0%), hypertension (n=4; 16.7%), anemia (n=3; 12.5%) and thrombocytopenia (n=2; 8.3%), which were all attributed to the concomitant chemotherapy agent (paclitaxel) with the exception of hypertension which was attributed to CTX-009. In addition, there were additional Grade 3 or greater events observed in no more than one patient: intestinal perforation, asthenia, catheter site hemorrhage, fatigue, cholangitis, abdominal infection, bacterial gastritis, pneumonia (which was fatal), post-procedure hemorrhage, decreased appetite, cerebral hemorrhage, proteinuria and embolism.

Development Plans for CTX-009

Our development strategy is to develop CTX-009 in all of the indications in which patients have a need for effective and novel therapeutic agents and data that supports the potential therapeutic benefit of CTX-009. We chose BTC as our lead indication due to a number of factors, including CTX-009 activity observed in the Phase 1b and in the ongoing Phase 2 clinical studies, lack of effective therapies for this patient population, and the potential for a straight-forward regulatory route to approval.

We plan to advance CTX-009 into a Phase 2/3 study in the second line setting in the general BTC patient population with ORR and duration of response (“DOR”) as potential endpoints for accelerated approval, with the goal of filing a biologics license application ("BLA") in 2024. This goal is based on recent approvals of pemigatinib and infigratinib in cholangiocarcinoma patients who harbor the FGFR2 mutation (estimated to be 10-15% of the total BTC patient population - see study from Goyal, L. et al, Targeting FGFR inhibition in cholangiocarcinoma, Cancer Treatment Review, Vol. 95, Apr 2021), the response rate observed with CTX-009 in the general BTC patient population in the Phase 1b and the preliminary response rate observed in the Phase 2 combination trials summarized above.

The second indication we plan on pursuing is advanced colorectal cancer. Colorectal cancer patients who advance on front line therapy have very limited therapeutic options, and this patient population is significant in size and could be well-served by novel and effective therapies. Accordingly, we plan on initiating a Phase 2/3 monotherapy clinical trial of CTX-009 in the third line setting in colorectal cancer. Taking into consideration the activity of regorafenib, which was recently approved in the third line setting in colorectal cancer, and the activity seen with the small molecule KRAS G12C inhibitors, sotorasib and adagrasib in colorectal patients harboring the G12C mutation, and the response rates observed with CTX-009 in the Phase 1a monotherapy trial in colorectal cancer patients, we believe that we can advance CTX-009 into a Phase 2/3 study in the third line setting in colorectal cancer with ORR and DOR as potential endpoints for accelerated approval. We have not yet discussed this plan with regulatory agencies, including the FDA.

The timing of the initiation of the clinical trials in the United States depends, among other things, on the availability of clinical drug product for the studies, communications with the FDA, FDA allowance for each of the proposed studies to proceed and the availability of cash resources to support such trials. These plans remain preliminary and are subject to feedback from regulatory agencies. While our IND has been cleared for CTX-009 in patients with advanced BTC and we had initial communications with the FDA, we have not yet discussed with the FDA or other regulatory agencies the proposed design of the colorectal trial or other potential studies or the regulatory path for BLA submission for CTX-009.

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

CTX-471 - monoclonal antibody agonist of CD137

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

We expect to complete the dose expansion stage of our Phase 1 study in the third quarter of 2022. The results of this study will inform us on the next development steps. There are three studies that are currently been contemplated, and the decision which one(s) to pursue will be informed by the data of our clinical study. The first is a combination study with a PD-1/PD-L1 inhibitor in indications where PD-1 and/or PD-L1 alone are not currently approved. The second is as maintenance treatment for small cell lung cancer. The third is as a monotherapy in the post PD-1/PD-L1 patient population as a salvage therapy across multiple indications.

CTX-8371 - bispecific antibody that targets PD-1 and PD-L1

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors. IND-enabling studies with CTX-8371 were initiated in August 2020 and are generally progressing well. Our contract development manufacturing organization, Fujifilm Diosynth Biotechnologies (see Note 10 to the financial statements contained in this Form 10-Q for further description of Fujifilm agreement) experienced delays with its supply chain management, leading to a delay in the GMP manufacturing of CTX-8371. In March 2022, the GMP manufacturing campaign started. Based on the timeline provided by Fujifilm for the GMP manufacturing campaign, we are currently targeting an IND submission for CTX-8371 in the first quarter of 2023.

Q1 PROGRAM UPDATE: CTX-8371

In April 2022, the Company presented preclinical data on CTX-8371 involving a unique mechanism of action ("MOA") that involves cleavage of cell surface PD-1, at the 2022 American Association for Cancer Research ("AACR") annual meeting. A summary of the results is as follows:

•
Treatment with CTX-8371 leads to PD-1 loss from the surface of intra-tumoral T cells in tumor-bearing transgenic hPD-1/h-PD-L1 mice, and on peripheral blood T cells in cynomolgus monkeys. This unique MOA differentiates CTX-8371 from marketed inhibitors targeting either PD-1 or PD-L1.
•
Clearance and half-life of CTX-8371 are within the expected ranges for a human IgG1 antibody in non-human primates (NHP) with a linear pharmacokinetics ("PK").
•
Treatment with CTX-8371 in the aggressive MC38-hPD-L1 colorectal mouse model led to a dose-proportional reduction in tumor volume and a complete eradication of tumors at the highest dose.
•
Taken together, the murine and cynomolgus monkey PK data, receptor occupancy data, and in vivo efficacy data in murine models will be used to calculate the predicted human efficacious dose range for CTX-8371.

Operating Activities

We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $7.2 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $241 million at March 31, 2022. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of March 31, 2022, we had $136 million in cash and cash equivalents. With the proceeds from the underwritten offering in November 2021, and based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024.

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

Other Income (expense)

Other income (expense) consists of interest expense, interest income and realized gains or losses on sales of furniture and equipment.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
		(000’s)
Operating expenses:
Research and development	$4,415	$4,704	$(289)
General and administrative	2,767	2,635	132
Total operating expenses	7,182	7,339	(157)
Loss from operations	(7,182)	(7,339)	157
Other income (expense), net	20	(83)	103
Loss before income tax expense	(7,162)	(7,422)	260
Income tax expense	—	—	—
Net loss	$(7,162)	$(7,422)	$260

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease primarily came from a reduction in manufacturing expense of $0.3 million as compared to the same period in 2021.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below:

	Three Months Ended March 31,
	2022	2021
	(000’s)
CTX-009	$576	$—
CTX-471	1,296	998
CTX-8371	922	1,494
NKP30 cell engagement platform	—	117
Unallocated research and development expenses	1,621	2,095
Total research and development expenses	$4,415	$4,704

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 5%, to $2.8 million for the three months ended March 31, 2022 as compared to the same period in 2021.

Other Income (Expense)

For the three months ended March 31, 2022, other income (expense) consists exclusively of interest income. For the three months ended March 31, 2021, the primary component was interest expense of $142 thousand related to a term loan facility with Pacific Western Bank, Inc. (the "Credit Facility") which we extinguished in the fourth quarter of 2021 (see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information on the Credit Facility).

Income Tax Expense

During the three months ended March 31, 2022 and 2021, we recognized no income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities (in addition, we received borrowings from the Credit Facility, which was extinguished in the fourth quarter of 2021). Through March 31, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities. As of March 31, 2022, we had cash and cash equivalents of $136 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months Ended March 31,
	2022	2021
	(000’s)
Cash used in operating activities	$(7,942)	$(5,605)
Cash used in investing activities	(193)	(13)
Cash used in financing activities	—	(1,875)
Net change in cash, cash equivalents and restricted cash	$(8,135)	$(7,493)

Operating Activities

During the three months ended March 31, 2022, we used $7.9 million of cash in operating activities, resulting from our net loss of $7.2 million, offset by non-cash charges of $2.0 million and the change in operating assets and liabilities of $2.8 million. Our non-cash charges are from share-based compensation expense of $1.6 million and depreciation and amortization (including ROU asset amortization) of $0.4 million.

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

Investing Activities

During the three months ended March 31, 2022, we used $0.2 million of cash in investing activities which primarily related to leasehold improvements. During the three months ended March 31, 2021, we used $13 thousand of cash in investing activities.

Financing Activities

We had no financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2021, we had $1.9 million in payments under the Credit Facility.

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

We believe that our existing cash and cash equivalents as of filing of the form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: initiation of two Phase 2 clinical trials of CTX-009, completion of Phase 1 clinical trial of CTX-471, initiation of a Phase 1b combination trial for CTX-471 and commencement the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate. We expect that we will require additional funding to complete the clinical development of CTX-009, CTX-471 and CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Not applicable since we are a smaller reporting company.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2022, we issued a press release announcing our financial results for the quarter ended March 31, 2022. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press release titled "Compass Therapeutics Reports First Quarter 2022 Financial Results and Highlights Recent Company Progress"

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: May 9, 2022	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer (Principal Financial Officer)
Date: May 9, 2022	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance