Form 10-Q
period 2022-06-30
Compass Therapeutics, Inc.
filed 2022-08-01
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, the registrant had 101,284,613 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2022 (unaudited)	December 31, 2021 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$26,238	$144,514
Marketable securities	105,780	—
Prepaid expenses and other current assets	2,527	2,591
Total current assets	134,545	147,105
Property and equipment, net	1,850	2,243
Operating lease, right-of-use ("ROU") asset	3,541	4,089
Other assets	320	320
Total assets	$140,256	$153,757
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,532	$867
Accrued expenses	3,301	8,775
Operating lease obligations, current portion	1,051	989
Total current liabilities	10,884	10,631
Operating lease obligations, long-term portion	2,444	3,048
Total liabilities	13,328	13,679
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 101,284 and 101,303 shares issued at June 30, 2022 and December 31, 2021, respectively; 100,968 and 100,832 shares outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in-capital	376,675	373,657
Accumulated other comprehensive loss	(512)	—
Accumulated deficit	(249,245)	(233,589)
Total stockholders' equity	126,928	140,078
Total liabilities and stockholders' equity	$140,256	$153,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,862	$2,905	$10,278	$7,609
General and administrative	3,125	2,166	5,891	4,798
In-process R&D	—	50,618	—	50,618
Total operating expenses	8,987	55,689	16,169	63,025
Loss from operations	(8,987)	(55,689)	(16,169)	(63,025)
Other income (expense), net	493	(102)	513	(185)
Loss before income tax expense	(8,494)	(55,791)	(15,656)	(63,210)
Income tax expense	—	(13)	—	(13)
Net loss	$(8,494)	$(55,804)	$(15,656)	$(63,223)
Net loss per share - basic and diluted	$(0.08)	$(1.07)	$(0.16)	$(1.23)
Basic and diluted weighted average shares outstanding	100,947	51,913	100,903	51,582

Other comprehensive loss:
Net loss	$(8,494)	$(55,804)	$(15,656)	$(63,223)
Unrealized loss on marketable securities	(512)	—	(512)	—
Comprehensive loss	$(9,006)	$(55,804)	$(16,168)	$(63,223)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	100,832	$10	$373,657	$—	$(233,589)	$140,078
Vesting of share-based awards	73	—	—	—	—	—
Stock-based compensation	—	—	1,574	—	—	1,574
Net loss	—	—	—	—	(7,162)	(7,162)
Balance at March 31, 2022	100,905	$10	$375,231	$—	$(240,751)	$134,490
Vesting of share-based awards	63	—	—	—	—	—
Stock-based compensation	—	—	1,444	—	—	1,444
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	(8,494)	(8,494)
Balance at June 30, 2022	100,968	$10	$376,675	$(512)	$(249,245)	$126,928

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	51,221	$5	$191,348	$—	$(151,408)	$39,945
Vesting of share-based awards	92	—	—	—	—	—
Stock-based compensation	—	—	948	—	—	948
Net loss	—	—	—	—	(7,422)	(7,422)
Balance at March 31, 2021	51,313	$5	192,296	$—	$(158,830)	$33,471
Common shares issued for TRIGR acquisition	10,265	1	50,299	—	—	50,300
Vesting of share-based awards	88	—	—	—	—	—
Stock-based compensation	—	—	908	—	—	908
Net loss	—	—	—	—	(55,804)	(55,804)
Balance at June 30, 2021	61,666	$6	$243,503	$—	$(214,634)	$28,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,656)	$(63,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385	304
Gain on disposal of equipment	(70)	(44)
Noncash interest expense	—	22
Share-based compensation	3,018	1,856
Amortization of premium and discount on marketable securities	110	—
Charge for in-process R&D	—	50,618
ROU asset amortization	548	518
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	64	(200)
Accounts payable	5,588	(502)
Accrued expenses	(5,987)	(398)
Operating lease liability	(542)	(495)
Net cash used in operating activities	(12,542)	(11,544)
Cash flows from investing activities:
Purchases of property and equipment	(131)	(424)
Purchases of marketable securities	(105,779)	—
Asset acquisition costs	—	(318)
Proceeds from sale of equipment	176	115
Net cash used in investing activities	(105,734)	(627)
Cash flows from financing activities:
Repayment of borrowings	—	(3,750)
Net cash used in financing activities	—	(3,750)
Net change in cash, cash equivalents and restricted cash	(118,276)	(15,921)
Cash, cash equivalents and restricted cash at beginning of period	144,514	47,339
Cash, cash equivalents and restricted cash at end of period	$26,238	$31,418
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$226
ROU asset acquired through operating leases	$—	$5,148
Unrealized loss on marketable securities	$512	$—
Acquisition of Trigr Therapeutics, Inc.	$—	$50,300
Fixed asset costs included in accounts payable	$77	$—
Purchase of securities included in accrued expenses	$513	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2022 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through June 30, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities.  As of June 30, 2022, we had cash, cash equivalents and marketable securities of $132.0 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024.

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

Marketable Securities

Marketable securities consist of available-for-sale debt securities and are carried at fair value. Unrealized holding gains and losses are reported within other comprehensive loss in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on January 1, 2022.  The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws. The adoption of ASU 2019-12 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

Accounting Pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” which has subsequently been amended by ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, and ASU No. 2020-03 (“ASU 2016-03”). This guidance replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3.     Marketable Securities

The objectives of the Company’s investment policy are to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. The Company invests its excess cash in securities issued by financial institutions, commercial companies, and government agencies that management believes to be of high credit quality in order to limit the amount of its credit exposure. The Company has not realized any net losses from its investments.

Unrealized gains and losses on investments that are available for sale are recognized in accumulated comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in other income (loss) in the condensed consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis. The Company classifies marketable securities that are available for use in current operations as current assets on the condensed consolidated balance sheet.

The following tables summarize marketable securities held at June 30, 2022 (in thousands):

	Fair Value Measurements as of June 30, 2022 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$73,184	$—	$(416)	$72,768
Commercial paper	22,713	—	(52)	22,661
Certificates of Deposit	5,674	—	(20)	5,654
Asset-backed securities	4,721	—	(24)	4,697
Total assets	$106,292	$—	$(512)	$105,780

As of
June 30, 2022
Maturing in one year or less	$88,480
Maturing after one year through two years	17,300
Maturing after two years	—
Total	$105,780

There were no marketable securities as of December 31, 2021.

4.     Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$72,768	$—	$72,768
Commercial paper	22,661	—	—	22,661
Certificates of deposit	—	5,654	—	5,654
Asset-backed securities	—	4,697	—	4,697
Money market funds (cash equivalents)	11,301	—	—	11,301
Total assets	$33,962	$83,119	$—	$117,081

	Fair Value Measurements as of December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Money market funds (cash equivalents)	$130,005	$—	$—	$130,005
Total assets	$130,005	$—	$—	$130,005

5.     Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$5,027	$5,351
Leasehold improvements	1,607	1,531
Software	365	365
Furniture and fixtures	22	22
Total property and equipment–at cost	7,021	7,269
Less: Accumulated depreciation	(5,171)	(5,026)
Property and equipment, net	$1,850	$2,243

Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

6.     Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and benefits	$845	$1,601
Project expenses	1,651	704
Accrued milestone	—	6,000
Marketable securities not settled	513	—
Other	292	470
Total accrued expenses	$3,301	$8,775

7.     Commitments and Contingencies

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2021, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. The Company recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2021. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. The Company elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. In addition, the Company elected the accounting policy of not recording short-term leases with a lease term at the commencement date of 12 months or less on the condensed consolidated balance sheet as permitted by the new standard.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is two years and 11 months as of June 30, 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (000's):

Remainder of 2022	$550
Years ending December 31,
2023	1,345
2024	1,379
2025	543
Total minimum lease payments	3,817
Less: amount of lease payments representing interest	(322)
Present value of future minimum lease payments	3,495
Less: operating lease obligations, current portion	(1,051)
Operating lease obligations, long-term portion	$2,444

Milestone payments

As part of the ABL Bio Agreement, the Company is obligated to pay certain development milestone payments.  In the fourth quarter of 2021, the Company was notified of the completion of Phase 1 of the clinical trial for CTX-009.  As a result, the Company is obligated to pay a $6.0 million milestone payment to ABL Bio after the delivery and review of the final report related to the clinical trial. See Note 10 for additional information on the ABL Bio Agreement.

8.     Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was classified in the condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(000’s)		(000’s)
Research and development	$174	$139	$548	$298
General and administrative	1,270	809	2,470	1,558
Total	$1,444	$948	$3,018	$1,856

As of June 30, 2022, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $12.6 million.

Restricted Stock:

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the six months ended June 30, 2022 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000’s)	Per Share
Unvested, December 31, 2021	471	$1.76
Granted	—	$—
Vested	(136)	$1.82
Forfeited or canceled	(20)	$1.77
Unvested, June 30, 2022	315	$1.74

As of June 30, 2022, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $0.5 million, expected to be recognized over a weighted average period of 1.3 years.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2022 was 4.2 million shares. As of June 30, 2022, 2.2 million shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of 10 years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	$(000's)
Outstanding at December 31, 2021	3,659	$4.99	8.67
Granted	2,229	$2.29	9.53
Exercised	—
Forfeited/cancelled	(244)	$4.06
Outstanding at June 30, 2022	5,644	$3.97	8.94	$839
Vested at June 30, 2022	2,182	$4.86	9.29	$47

For the six months ended June 30, 2022, the weighted average grant date fair value for options granted was $2.29. The intrinsic value for options vested as of June 30, 2022, was $47 thousand.  As of June 30, 2022, the total unrecognized compensation cost related to outstanding options was $8.2 million, to be recognized over a weighted average period of 3.0 years.

For the six months ended June 30, 2021, the weighted average grant date fair value for options granted was $3.95. There was no intrinsic value for options vested as of June 30, 2021.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Expected term (in years)	5.8	6.1
Risk-free rate	1.93%	0.76%
Expected volatility	90.3%	89.3%
Expected dividend yield	—	—

RSUs:

 The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value $(000's)
Unvested, December 31, 2021	1,200	$3.83	$4,596
Granted	—	—	—
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, June 30, 2022	1,200	$3.83	$4,596

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2022, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $3.9 million, which is expected to be recognized over a weighted average period of 3.4 years.

9.    Other Income (Expense)

Other income (expense) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(000's)		(000's)
Interest income	$424	$9	$443	$24
Interest expense	—	(111)	—	(253)
Realized gain on disposal of equipment	69	—	70	44
Total other income (expense)	$493	$(102)	$513	$(185)

10.   License, Research and Collaboration Agreements

 Collaboration Agreements

 ABL Bio Corporation ("ABL Bio") Agreement

In November 2018, the Company's wholly-owned subsidiary, TRIGR, and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and is eligible to receive up to $110 million of development and regulatory milestone payments, up to $295 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. As of June 30, 2022, the Company has $6.0 million in accounts payable related to a development milestone for completion of Phase 1. ABL Bio is also eligible to receive up to $185 million in development, regulatory and commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition in 2021, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licenses two bispecific antibodies that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the first six months of 2022. As of June 30, 2022, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Other License and Research Agreements

FUJIFILM Diosynth Biotechnologies ("Fujifilm”) Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with Fujifilm on July 20, 2020. The Company made cash payments of $488 thousand and recorded $2.2 million in research and development expense during the three months ended June 30, 2022 related to this agreement. The Company made cash payments of $0.5 million and recorded $2.8 million in research and development expense during the six months ended June 30, 2022. As of June 30, 2022, future expense and payments in connection with the SOW amounted to approximately $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

CTX-009(a.k.a. ABL001) - anti-DLL4 x VEGF-A bispecific antibody

CTX-009 is an investigational bispecific antibody that simultaneously blocks Delta-like ligand 4/Notch-1 ("DLL4") and vascular endothelial growth factor A ("VEGF-A") signaling pathways, which are critical to angiogenesis and tumor vascularization. We have licensed exclusive global rights to CTX-009, outside of South Korea, from ABL Bio, Inc. (“ABL Bio”), a South Korea-based clinical-stage company focused on developing antibody therapeutics. South Korean rights are held by Handok Pharmaceuticals, Inc. (“Handok”) and China rights were out-licensed from the Company to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”).

CTX-009 is undergoing clinical development in patients with advanced solid tumors. A Phase 1 dose escalation and dose expansion monotherapy study and a Phase 1b combination study of CTX-009 in combination with chemotherapy have been completed. In the first quarter of 2021, Handok commenced a Phase 2 study of CTX-009 in combination with paclitaxel in patients with biliary tract cancers (“BTC” or “cholangiocarcinoma”) in South Korea. The study has been enrolling patients with unresectable advanced, metastatic, or relapsed BTC who have received one or two prior systemic therapies. This Phase 2 study has a Simon 2 stage adaptive design where 3 partial responses ("PRs") among the first 21 patients enrolled in the first stage of the study will advance the study to the second stage. As of April 14, 2022, there were ten PRs observed among the 24 patients enrolled, and therefore, the criteria to advance the study to its second stage was met. The study is being conducted at four leading medical centers in South Korea.

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

Phase 2a: Interim Data from Combination Clinical Trial of CTX-009 in BTC in South Korea

Preliminary Activity Data Summary

As of April 14th, 2022, the first stage of the study has been fully enrolled, and all 24 patients have been dosed. Of the 24 patients, there were 10 PR's, 9 of which have been confirmed by RECIST 1.1 and one PR pending confirmation, leading to a preliminary overall response rate ("ORR") of 42%.  Two patients are not evaluable for response, and 22 of the 24 patients have had stable disease or better with a decline in tumor burden observed in all 22 evaluable patients leading to a clinical benefit rate ("CBR") of 92%.  The median time on study as of April 14, 2022 was approximately 6 months.

The interim waterfall plot below depicts the best response for 22 of the 24 patients in the study as of April 14, 2022 (two patients did not reach their week 8 scan):

The swimmer plot below depicts the duration that each patient has been on treatment as of April 14, 2022:

Days on Study

Preliminary Safety Data Summary

As of April 14, 2022, no formal safety data analysis has been completed, but CTX-009 in combination with paclitaxel was observed to be generally well-tolerated and the safety data are consistent with the Phase 1 studies with hypertension and neutropenia being the most common events related to CTX-009 and paclitaxel, respectively.

Of the 24 subjects enrolled in the study, all subjects had at least one Adverse Event (“AE”) related to CTX-009 and/or paclitaxel. The most common AEs (all Grades) occurring in at least 3 patients were anemia (n=3, 12.5%), asthenia (n=6, 25.0%), fatigue (n=4, 16.7%), edema (n=4, 16.7%), pyrexia (n=4, 16.7%), neutropenia (n=13, 54.2%), thrombocytopenia (n=5, 20.8%), headache (n=4, 16.7%), proteinuria (n=5, 20.8%), dysphonia (n=3, 12.5%), dyspnea (n=6, 25%), epistaxis (n=8, 33.3%), pulmonary hypertension (n=4, 16.7%, all Grade 1) and hypertension (n=12, 50.0%).

Grade 3 or greater AEs that were determined to be probably or possibly related to CTX-009 treatment included neutropenia (n=12; 50%), hypertension (n=4; 17%), anemia (n=3; 12.5%) and thrombocytopenia (n=2; 8%), which were attributed to the concomitant chemotherapy agent (paclitaxel) with the exception of hypertension which was attributed to CTX-009. In addition, there were additional Grade 3 or greater events observed in no more than one patient: intestinal perforation, asthenia, catheter site hemorrhage, fatigue, cholangitis, abdominal infection, bacterial gastritis, pneumonia (which was fatal), post-procedure hemorrhage, decreased appetite, cerebral hemorrhage, proteinuria and embolism.

PROGRAM UPDATE – CTX-009

We anticipate initiating a Phase 2/3 trial in patients with advanced BTC in the U.S. in the third quarter of 2022. Following initial conversations with the FDA and considering the data from our BTC Phase 2 study, we have proposed a randomized, controlled Phase 2/3 study of CTX-009 in combination with paclitaxel versus paclitaxel alone in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers, who have received one prior systemic chemotherapy regimen.  A schema of the study design is provided below:

The study will enroll 120 patients which will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=80) or paclitaxel alone (n=40). The proposed primary endpoint is overall response rate (ORR).

We also plan to initiate a Phase 2 trial in patients with advanced metastatic colorectal cancer in the U.S. in the fourth quarter of 2022. The protocol for this study is currently under internal review.

Development Strategy for CTX-009

Our development strategy is to develop CTX-009 in all of the indications in which patients have a need for effective and novel therapeutic agents and data supports the potential therapeutic benefit of CTX-009. We chose BTC as our lead indication based on activity observed in the Phase 1b and Phase 2 studies, lack of effective therapies for this patient population and the potential for a straight-forward regulatory route to approval.

Our proposed Phase 2/3 study for CTX-009 and paclitaxel   is targeting the advanced general BTC patient population, including all four anatomical subtypes of the disease. Considering the response rate observed with CTX-009 in the general BTC patient population in the Phase 1b and Phase 2 combination trials summarized above, our initial discussions with the FDA, and the proposed randomized design detailed above, we believe that we would be in a position to submit a BLA application in 2024.

The second indication we plan on pursuing is advanced colorectal cancer. Colorectal cancer patients who progress on front line therapy is significant in size and could be well-served by novel and effective therapies. Accordingly, we plan on initiating a Phase 2 monotherapy clinical trial of CTX-009 in the third line setting in patients with colorectal cancer. Taking into consideration the activity of regorafenib, which is approved in the third line setting in colorectal cancer, and the activity seen with the small molecule KRAS G12C inhibitors, sotorasib and adagrasib in colorectal patients harboring the G12C mutation, and the response rates observed with CTX-009 in the Phase 1a monotherapy trial in colorectal cancer patients, we believe that we can advance CTX-009 into a Phase 2 study in the third line setting in colorectal cancer with ORR and DOR as potential endpoints for accelerated approval. We have not yet discussed this plan with regulatory agencies, including the FDA.

The timing of the initiation of the clinical trials in the United States depends, among other things, on the availability of clinical drug product for the studies, communications with the FDA, FDA allowance for each of the proposed studies to proceed and the availability of cash resources to support such trials.  These plans remain preliminary and are subject to feedback from regulatory agencies. While our IND has been cleared for the Phase 2 trial of CTX-009 in combination with paclitaxel in patients with BTC, and we had initial communications with the FDA, we have not yet discussed with the FDA or other regulatory agencies the proposed design of the colorectal trial or other potential studies or the regulatory path for BLA submission for CTX-009.

We intend to explore the potential of CTX-009 in additional indications, based on data from preclinical models, potential biomarkers such as DLL4 and clinical data from CTX-009 studies providing suggestions of activity of CTX-009 in additional indications such as gastric cancer, pancreatic cancer, renal cell cancer, prostate cancer and ovarian cancer.

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

CTX-471 - a monoclonal antibody agonist of CD137

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

In July 2019, we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in oncology patients who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage (Phase 1a) followed by a dose expansion stage (Phase 1b). The Phase 1a dose-escalation stage of the trial has been completed and CTX-471 was observed to be generally well-tolerated.

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

The first PR observed in the study was in a patient with advanced small cell lung cancer who had a PR at week 17 and this response has been confirmed at week 25. This patient has now been dosed with CTX-471 for more than 20 months with a durable PR. In October 2021, a second PR was observed in a patient with metastatic melanoma who was previously treated with nivolumab and progressed on nivolumab. In December 2021, a third PR was observed in a patient with metastatic melanoma of mucosal origin who was previously treated with first-line regimen of ipilimumab plus nivolumab followed by second-line nivolumab as a monotherapy. After progressing on the prior regimens, the patient had joined CTX-471 study with multiple metastases at baseline. This patient reached a PR based on a 58% decline in linear tumor burden at week 17. This PR was not confirmed.

PROGRAM UPDATE – CTX-471

The dose-expansion cohorts are now fully enrolled. In July 2022, we observed a fourth PR in the ongoing Phase 1b monotherapy study of CTX-471 in a patient with mesothelioma. This response is pending confirmation. There was one additional SAE. We have observed a single case of pneumonitis, a common adverse event associated with checkpoint inhibitors. There were no other treatment-related Grade 3 and above SAEs during the second quarter. In the fourth quarter of 2022, we expect to complete the dose expansion stage of our Phase 1b study and begin a combination study with CTX-471 and a commercially available PD-1 blocker in patients who have progressed following initial response to a PD-1 regimen. These plans are subject to feedback from regulatory agencies.

CTX-8371 - a bispecific antibody that targets PD-1 and PD-L1

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors.  IND-enabling studies with CTX-8371 were initiated in August 2020 and are generally progressing well. Our contract development manufacturing organization, Fujifilm Diosynth Biotechnologies (see Note 10 to the financial statements contained in this Form 10-Q for further description of Fujifilm agreement) experienced delays with its supply chain management, leading to a delay in the good manufacturing practice (“GMP”) manufacturing of CTX-8371. The GMP manufacturing campaign of CTX-8371 was completed in the second quarter of 2022. Based on the timeline for the remaining IND-enabling activities, we are currently targeting an IND submission for CTX-8371 in the first quarter of 2023.

In April 2022, the Company presented preclinical data on CTX-8371 involving a unique mechanism of action ("MOA") that involves cleavage of cell surface PD-1, at the 2022 American Association for Cancer Research ("AACR") annual meeting. A summary of the results are as follows:

●

Treatment with CTX-8371 led to PD-1 loss from the surface of intra-tumoral T cells in tumor-bearing transgenic hPD-1/h-PD-L1 mice, and on peripheral blood T cells in cynomolgus monkeys. This unique MOA differentiates CTX-8371 from marketed inhibitors targeting either PD-1 or PD-L1.

●	Clearance and half-life of CTX-8371 were within the expected ranges for a human IgG1 antibody in non-human primates (NHP) with a linear pharmacokinetics ("PK").

●	Treatment with CTX-8371 in the aggressive MC38-hPD-L1 colorectal mouse model led to a dose-proportional reduction in tumor volume and a complete eradication of tumors at the highest dose.

●

Taken together, the murine and cynomolgus monkey PK data, receptor occupancy data, and in vivo efficacy data in murine models will be used to calculate the predicted human efficacious dose range for CTX-8371.

PROGRAM UPDATE - CTX-8371

We completed our GMP manufacturing campaign in the second quarter of 2022.  We remain on track for an IND submission in the first quarter of 2023.

Operating Activities

We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2022, we have received $329.0 million in gross proceeds from the sale of our equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $8.5 million and $55.8 million for the three months ended June 30, 2022 and 2021, respectively. Our net losses were $15.7 million and $63.2 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $249.2 million at June 30, 2022. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of June 30, 2022, we had $132.0 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-009, CTX-471 and CTX-8371, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

●	employee-related expenses including salaries, related benefits and equity-based compensation expense for employees engaged in research and development functions;

●	expenses incurred under agreements with organizations that support our platform program development;

●

Contract Manufacturing Organizations (“CMOs”) that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;

●	the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;

●	costs related to compliance with quality and regulatory requirements; and

●	facilities and equipment expenses.

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

Other Income (expense)

Other income (expense) consists of interest income, interest expense and realized gains or losses on sales of furniture and equipment.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
		(000’s)
Operating expenses:
Research and development	$5,862	$2,905	$2,957
General and administrative	3,125	2,166	959
In-process R&D	—	50,618	(50,618)
Total operating expenses	8,987	55,689	(46,702)
Loss from operations	(8,987)	(55,689)	46,702
Other income (expense)	493	(102)	595
Loss before income tax expense	(8,494)	(55,791)	47,297
Income tax expense	—	(13)	13
Net loss	$(8,494)	$(55,804)	$47,310

Research and Development Expenses

Research and development expenses increased by $3.0 million, or 102%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase primarily came from an increase in manufacturing expense of $1.8 million and clinical expense of $1.2 million and as compared to the same period in 2021.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below:

	Three Months Ended June 30,
	2022	2021
	(000’s)
CTX-009	$942	$105
CTX-471	1,370	698
CTX-8371	2,030	284
Unallocated research and development expenses	1,520	1,818
Total research and development expenses	$5,862	$2,905

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 44%, to $3.1 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase primarily came from an increase of $0.5 million of stock compensation expense and $0.4 million of personnel expenses.

In-Process R&D

In the second quarter of 2021, we acquired TRIGR Therapeutics, Inc., whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed to In-Process R&D. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information description of the accounting of this transaction.) There were no In-Process R&D expenses for the three months ended June 30, 2022.

Other Income (Expense)

For the three months ended June 30, 2022, other income (expense) consists of interest income of $424 thousand and gain on disposal of assets of $69 thousand.  The increase in interest income was due to the investment in marketable securities and the increase in interest rates. For the three months ended June 30, 2021, the primary component was interest expense of $111 thousand related to a term loan facility with Pacific Western Bank, Inc. (the "Credit Facility") which we extinguished in the fourth quarter of 2021. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information on the Credit Facility).

Income Tax Expense

During the three months ended June 30, 2022, we recognized no income tax expense.  During the three months ended June 30, 2021, we recognized $13 thousand of income tax expense.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
		(000’s)
Operating expenses:
Research and development	$10,278	$7,609	$2,669
General and administrative	5,891	4,798	1,093
In-process R&D	—	50,618	(50,618)
Total operating expenses	16,169	63,025	(46,856)
Loss from operations	(16,169)	(63,025)	46,856
Other income (expense)	513	(185)	698
Loss before income tax expense	(15,656)	(63,210)	47,554
Income tax expense	—	(13)	13
Net loss	$(15,656)	$(63,223)	$47,567

Research and Development Expenses

Research and development expenses increased by $2.7 million, or 35%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase primarily came from an increase in manufacturing expense of $1.4 million and clinical expense of $1.5 million as compared to the same period in 2021.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below:

	Six Months Ended June 30,
	2022	2021
	(000’s)
CTX-009	$1,518	$105
CTX-471	2,666	1,696
CTX-8371	2,952	1,778
Unallocated research and development expenses	3,142	4,030
Total research and development expenses	$10,278	$7,609

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 22%, to $5.9 million for the six months ended June 30, 2022, as compared to the same period in 2021. The increase primarily came from an increase of $0.9 million of stock compensation expense.

In-Process R&D

In the second quarter of 2021, we acquired TRIGR Therapeutics, Inc., whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed to In-Process R&D. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information description of the accounting of this transaction.) There were no In-Process R&D expenses for the six months ended June 30, 2022.

Other income (expense)

For the six months ended June 30, 2022, other income (expense) consists of interest of $443 thousand and gain on disposal of assets of $70 thousand. For the six months ended June 30, 2021, the primary component was interest expense of $253 thousand related to a term loan facility with Pacific Western Bank, Inc. (the "Credit Facility") which we extinguished in the fourth quarter of 2021. See our  Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information on the Credit Facility).

Income Tax Expense

During the six months ended June 30, 2022, we recognized no income tax expense.  During the six months ended June 30, 2021, we recognized $13 thousand of income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities (in addition, we received borrowings from the Credit Facility, which was extinguished in the fourth quarter of 2021). Through June 30, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $132.0 million.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;

●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;

●	our ability to establish additional collaborations on favorable terms, if at all;

●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;

●

the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and

●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(000’s)
Cash used in operating activities	$(12,542)	$(11,544)
Cash used in investing activities	(105,734)	(627)
Cash used in financing activities	—	(3,750)
Net change in cash, cash equivalents and restricted cash	$(118,276)	$(15,921)

Operating Activities

During the six months ended June 30, 2022, we used $12.5 million of cash in operating activities, resulting from our net loss of $15.7 million, offset by non-cash charges of $4.0 million and the change in operating assets and liabilities of $0.9 million. Our non-cash charges are primarily from share-based compensation expense of $3.0 million and depreciation and amortization (including ROU asset amortization) of $0.9 million.

During the six months ended June 30, 2021, we used $11.5 million of cash in operating activities, resulting from our net loss of $63.2 million, offset by non‑cash charges of $53.3 million and the change in operating assets and liabilities of $1.6 million. Our non‑cash charges are primarily from the TRIGR acquisition expense of in-process R&D of $50.6 million, depreciation and amortization (including ROU asset amortization) of $0.8 million and share-based compensation expense of $1.9 million.

Investing Activities

During the six months ended June 30, 2022, we used $105.7 million of cash in investing activities which primarily related to $105.8 million used to purchase marketable securities. During the six months ended June 30, 2021, we used $0.6 million of cash in investing activities.

Financing Activities

We had no financing activities during the six months ended June 30, 2022. During the six months ended June 30, 2021, we had $3.8 million in payments under the Credit Facility.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities. The timing and amount of our operating expenditures will depend largely on:

●	the initiation, progress, timing, costs and results of clinical trials for our product candidate or any future product candidates we may develop;

●	the initiation, progress, timing, costs and results of nonclinical studies for our product candidates or any future product candidates we may develop;

●	our ability to maintain our relationships with key collaborators;

●

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;

●

the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

●	the effect of competing technological and market developments;

●	the costs of continuing to grow our business, including hiring key personnel and maintain or acquiring operating space;

●	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;

●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

●	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We believe that our existing cash and marketable securities as of filing of the form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024 based on our current plans, which may change based on clinical or preclinical results. These plans include initiation and completion of a Phase 2/3 clinical trial of CTX-009 with paclitaxel in BTC, initiation of a Phase 2 trial of CTX-009 in colorectal cancer, completion of the ongoing Phase 1b clinical trial of CTX-471, initiation of a Phase 1b combination trial for CTX-471 with commercially available PD-1, and commencement of the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate.  We expect that we will require additional funding to complete the clinical development of CTX-009, CTX-471 and CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 1, 2022, we issued a press release announcing our financial results for the quarter ended June 30, 2022. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press release titled "Compass Therapeutics Reports Second Quarter 2022 Financial Results and Provides Corporate Update"

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: August 1, 2022	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer (Principal Financial Officer)

Date: August 1, 2022	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance