Form 10-Q
period 2022-09-30
Compass Therapeutics, Inc.
filed 2022-11-09
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 126,191,473 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2022 (unaudited)	December 31, 2021 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,481	$144,514
Marketable securities	104,121	—
Prepaid expenses and other current assets	1,952	2,591
Total current assets	122,554	147,105
Property and equipment, net	1,708	2,243
Operating lease, right-of-use ("ROU") asset	3,256	4,089
Other assets	320	320
Total assets	$127,838	$153,757
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,761	$867
Accrued expenses	5,742	8,775
Operating lease obligations, current portion	1,075	989
Total current liabilities	9,578	10,631
Operating lease obligations, long-term portion	2,144	3,048
Total liabilities	11,722	13,679
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 101,286 and 101,303 shares issued at September 30, 2022 and December 31, 2021, respectively; 101,032 and 100,832 shares outstanding at September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in-capital	377,967	373,657
Accumulated other comprehensive loss	(641)	—
Accumulated deficit	(261,220)	(233,589)
Total stockholders' equity	116,116	140,078
Total liabilities and stockholders' equity	$127,838	$153,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,791	$3,154	$20,069	$10,763
General and administrative	2,807	2,700	8,698	7,500
In-process R&D	—	—	—	50,618
Total operating expenses	12,598	5,854	28,767	68,881
Loss from operations	(12,598)	(5,854)	(28,767)	(68,881)
Other income (expense), net	623	(121)	1,136	(306)
Loss before income tax expense	(11,975)	(5,975)	(27,631)	(69,187)
Income tax expense	—	—	—	(13)
Net loss	$(11,975)	$(5,975)	$(27,631)	$(69,200)
Net loss per share - basic and diluted	$(0.12)	$(0.10)	$(0.27)	$(1.26)
Basic and diluted weighted average shares outstanding	101,010	61,694	100,939	55,003

Other comprehensive loss:
Net loss	$(11,975)	$(5,975)	$(27,631)	$(69,200)
Unrealized loss on marketable securities	(129)	—	(641)	—
Comprehensive loss	$(12,104)	$(5,975)	$(28,272)	$(69,200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	100,832	$10	$373,657	$—	$(233,589)	$140,078
Vesting of share-based awards	73	—	—	—	—	—
Stock-based compensation	—	—	1,574	—	—	1,574
Net loss	—	—	—	—	(7,162)	(7,162)
Balance at March 31, 2022	100,905	10	375,231	—	(240,751)	134,490
Vesting of share-based awards	63	—	—	—	—	—
Stock-based compensation	—	—	1,444	—	—	1,444
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	(8,494)	(8,494)
Balance at June 30, 2022	100,968	10	376,675	(512)	(249,245)	126,928
Vesting of share-based awards	62	—	—	—	—	—
Stock-based compensation	—	—	1,287	—	—	1,287
Exercise of common stock options	2	—	5	—	—	5
Unrealized loss on marketable securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(11,975)	(11,975)
Balance at September 30, 2022	101,032	$10	$377,967	$(641)	$(261,220)	$116,116

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	51,221	$5	$191,348	$—	$(151,408)	$39,945
Vesting of share-based awards	92	—	—	—	—	—
Stock-based compensation	—	—	948	—	—	948
Net loss	—	—	—	—	(7,422)	(7,422)
Balance at March 31, 2021	51,313	5	192,296	—	(158,830)	33,471
Common shares issued for TRIGR acquisition	10,265	1	50,299	—	—	50,300
Vesting of share-based awards	88	—	—	—	—	—
Stock-based compensation	—	—	908	—	—	908
Net loss	—	—	—	—	(55,804)	(55,804)
Balance at June 30, 2021	61,666	6	243,503	—	(214,634)	28,875
Vesting of share-based awards	94	—	—	—	—	—
Stock-based compensation	—	—	987	—	—	987
Net loss	—	—	—	—	(5,975)	(5,975)
Balance at September 30, 2021	61,760	$6	$244,490	$—	$(220,608)	$23,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,631)	$(69,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	442
Gain on disposal of equipment	(70)	(75)
Noncash interest expense	—	35
Share-based compensation	4,305	2,843
Amortization of premium and discount on marketable securities	(190)	—
Write-off of in-process R&D	—	50,618
ROU asset amortization	833	786
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	639	63
Accounts payable	1,894	(193)
Accrued expenses	(3,033)	427
Operating lease liability	(818)	(747)
Net cash used in operating activities	(23,484)	(15,001)
Cash flows from investing activities:
Purchases of property and equipment	(158)	(791)
Purchases of marketable securities	(117,332)	—
Proceeds from sale or maturities of marketable securities	12,760	—
Asset acquisition costs	—	(318)
Proceeds from sale of equipment	176	115
Net cash used in investing activities	(104,554)	(994)
Cash flows from financing activities:
Proceeds from issuance of common stock	5	—
Repayment of borrowings under loan	—	(5,625)
Net cash provided by (used in) financing activities	5	(5,625)
Net change in cash, cash equivalents and restricted cash	(128,033)	(21,620)
Cash, cash equivalents and restricted cash at beginning of period	144,514	47,339
Cash, cash equivalents and restricted cash at end of period	$16,481	$25,719
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$226
Supplemental disclosure of cash flow information
ROU asset acquired through operating leases	$—	$5,148
Unrealized loss on marketable securities	$641	$—
Acquisition of Trigr Therapeutics, Inc.	$—	$50,300

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2022 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of our equity securities and borrowings from debt arrangements.  Through September 30, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities.  As of September 30, 2022, we had cash, cash equivalents and marketable securities of $120.6 million. On November 2, 2022, the Company issued additional common stock pursuant to a private investment in public equity ("PIPE") offering with gross proceeds of $80.3 million (see Note 11). Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

There have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our future clinical trials, and these delays have impacted and may continue to impact the timing of our future clinical trials. We expect that COVID-19 may continue to directly or indirectly impact: (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries; (ii) the availability, cost or supply of materials; and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

The following tables summarize marketable securities held at September 30, 2022 (in thousands):

	Fair Value Measurements as of September 30, 2022 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$70,058	$—	$(506)	$69,552
Commercial paper	20,825	—	(50)	20,775
Certificates of Deposit	7,487	—	(39)	7,448
Asset-backed securities	6,392	—	(46)	6,346
Total assets	$104,762	$—	$(641)	$104,121

As of
September 30, 2022
Maturing in one year or less	$86,552
Maturing after one year through two years	17,569
Total	$104,121

There were no marketable securities as of December 31, 2021.

4.         Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$69,552	$—	$69,552
Commercial paper	20,775	—	—	20,775
Certificates of deposit	—	7,448	—	7,448
Asset-backed securities	—	6,346	—	6,346
Cash and cash equivalents	16,481	—	—	16,481
Total assets	$37,256	$83,346	$—	$120,602

	Fair Value Measurements as of December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Cash and cash equivalents	$130,005	$—	$—	$130,005
Total assets	$130,005	$—	$—	$130,005

5.         Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$5,087	$5,351
Leasehold improvements	1,607	1,531
Software	364	365
Furniture and fixtures	22	22
Total property and equipment–at cost	7,080	7,269
Less: Accumulated depreciation	(5,372)	(5,026)
Property and equipment, net	$1,708	$2,243

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively.

6.         Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and benefits	$1,218	$1,601
Project expenses	4,436	704
Accrued milestone	—	6,000
Other	88	470
Total accrued expenses	$5,742	$8,775

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is two years and eight months as of September 30, 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (000's):

Remainder of 2022	$219
Years ending December 31,
2023	1,345
2024	1,379
2025	543
Total minimum lease payments	3,486
Less: amount of lease payments representing interest	(267)
Present value of future minimum lease payments	3,219
Less: operating lease obligations, current portion	(1,075)
Operating lease obligations, long-term portion	$2,144

Milestone payments

As part of the ABL Bio Agreement (see Note 10), the Company is obligated to pay certain development milestone payments. In the fourth quarter of 2021, the Company was notified of the completion of Phase 1 of the clinical trial for CTX-009. In the third quarter of 2022, the Company paid a $6.0 million milestone payment to ABL Bio based on delivery of the final report related to completion of Phase 1 of the clinical trial.

8.         Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was classified in the condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(000’s)		(000’s)
Research and development	$170	$178	$718	$476
General and administrative	1,117	809	3,587	2,367
Total	$1,287	$987	$4,305	$2,843

As of September 30, 2022, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $11.5 million.

Restricted Stock:

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the nine months ended September 30, 2022 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000's)	Per Share
Unvested, December 31, 2021	471	$1.76
Granted	—	$—
Vested	(198)	$1.79
Forfeited or canceled	(20)	$1.77
Unvested, September 30, 2022	253	$1.73

As of September 30, 2022, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $0.4 million, expected to be recognized over a weighted average period of 1.1 years.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2022 was 4.2 million shares. As of September 30, 2022, 2.2 million shares remain available for future grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of 10 years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2021	3,659	$4.99	8.67
Granted	2,277	$2.30	9.38
Exercised	(2)	$1.56
Forfeited/canceled	(334)	$4.07
Outstanding at September 30, 2022	5,600	$3.97	8.70	$277
Vested at September 30, 2022	2,472	$4.74	8.22	$19

For the nine months ended September 30, 2022, the weighted average grant date fair value for options granted was $2.30. The intrinsic value for options vested as of September 30, 2022, was $19 thousand. As of September 30, 2022, the total unrecognized compensation cost related to outstanding options was $7.5 million, to be recognized over a weighted average period of 2.8 years.

For the nine months ended September 30, 2021, the weighted average grant date fair value for options granted was $3.82. There was no intrinsic value for options vested as of September 30, 2021.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Expected term (in years)	6.0	6.1
Risk-free rate	2.02%	0.76%
Expected volatility	94%	90%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2021	1,200	$3.83	$4,596
Granted	—	—	—
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, September 30, 2022	1,200	$3.83	$4,596

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.
As of September 30, 2022, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $3.6 million, which is expected to be recognized over a weighted average period of 3.1 years.

9.        Other Income (Expense)

Other income (expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(000's)		(000's)
Interest income	$623	$1	$1,066	$25
Interest expense	—	(78)	—	(331)
Realized gain on disposal of equipment	—	(44)	70	—
Total other income (expense)	$623	$(121)	$1,136	$(306)

10.      License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreement

In November 2018, the Company's wholly-owned subsidiary, TRIGR, and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment, a $6 million development milestone for the completion of Phase 1 clinical trials and is eligible to receive a total of up to $110 million of development and regulatory milestone payments, up to $295 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. As a result of the TRIGR acquisition in 2021, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the first nine months of 2022. As of September 30, 2022, future potential milestone payments in connection with this agreement amounted to $2.0 million.

      Other License and Research Agreements

FUJIFILM Diosynth Biotechnologies ("Fujifilm”) Agreement

The Company entered into a scope of work (“SOW”) under a master services agreement with Fujifilm on July 20, 2020. The Company made no cash payments and recorded $89 thousand in research and development expense during the three months ended September 30, 2022 related to this agreement. The Company made cash payments of $0.5 million and recorded $2.9 million in research and development expense during the nine months ended September 30, 2022. As of September 30, 2022, future payments in connection with the SOW amounted to approximately $0.6 million and future expenses amounted to less than $100 thousand.

11.       Subsequent events

On November 2, 2022, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a PIPE financing an aggregate of 25,000,000 shares of the Company’s common stock at a purchase price of $3.21 per share. The gross proceeds to the Company from the PIPE are $80.3 million, before deducting fees to the placement agents and other offering expenses payable by the Company. This transaction closed on November 4, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On June 25, 2021, we consummated a definitive merger agreement (the “Merger Agreement”) with TRIGR Therapeutics, Inc. (“TRIGR”), a private biotechnology company. Pursuant to the Merger Agreement, through our wholly-owned subsidiaries and a two-step merger structure, we acquired all of the outstanding shares of TRIGR (the “TRIGR Merger”). Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of our common stock (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments which are dependent on certain events.

We currently have two product candidates in the clinical stage of development: CTX-009 and CTX-471. In addition, a third product candidate, CTX-8371, is expected to enter the clinic in 2023. A summary of these product candidates is presented below. We are also developing a portfolio of bispecific and monoclonal antibody product candidates which derive from our in-house antibody discovery and development platforms. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

CTX-009 is undergoing clinical development in patients with advanced solid tumors. A Phase 1 dose escalation and dose expansion monotherapy study and a Phase 1b combination study of CTX-009 in combination with chemotherapy have been completed. In the first quarter of 2021, Handok commenced a Phase 2 study of CTX-009 in combination with paclitaxel in patients with biliary tract cancers (“BTC” or “cholangiocarcinoma”) in South Korea. The study enrolled patients with unresectable advanced, metastatic, or relapsed BTC who have received one or two prior systemic therapies. This Phase 2 study has a Simon 2 stage adaptive design. In the  first stage of the study, three partial responses (“PRs”) need to be observed among the patients dosed in order for the study to advance to the second stage. As of April 14, 2022, the first stage was fully enrolled, and there were ten PRs observed among the 24 patients enrolled and dosed, and therefore, the criteria to advance the study to its second stage was met. The study is being conducted at four leading medical centers in South Korea and as of September 30, 2022, is still ongoing.

We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in December 2021 to initiate a global Phase 2 study in the U.S. and South Korea. The FDA cleared our IND application in January 2022.

Phase 2a: Interim Data from Combination Clinical Trial of CTX-009 in BTC in South Korea

Preliminary Activity Data Summary

As of April 14, 2022, the first stage of the study has been fully enrolled, and all 24 patients have been dosed. Of the 24 patients, there were 10 PRs, 9 of which have been confirmed by RECIST 1.1 and one PR pending confirmation, leading to a preliminary overall response rate ("ORR") of 42%.  Two patients are not evaluable for response, and 22 of the 24 patients have had stable disease or better with a decline in tumor burden observed in all 22 evaluable patients leading to a clinical benefit rate ("CBR") of 92%.  The median time on study as of April 14, 2022 was approximately 6 months.

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

PROGRAM UPDATE – CTX-009

Following initial conversations with the FDA and considering the data from our BTC Phase 2 study, we submitted a protocol to the FDA for a randomized Phase 2/3 study in the United States in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers who have received one prior systemic chemotherapy regimen. The study is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone. A schema of the study design is provided below.

The study will enroll 120 patients which will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=80) or paclitaxel alone (n=40). The primary endpoint of the study is overall response rate (“ORR”). The study can be found on clinicaltrials.gov.

In September 2022, we received additional feedback from the FDA to our study protocol. Depending on the study’s results, this study could serve as a registrational study to support BLA submission.

Additionally, we are in the process of initiating a Phase 2 study for CTX-009 in patients with advanced metastatic colorectal cancer. This study will assess the safety and efficacy of CTX-009 as a monotherapy in the third and fourth line of treatment. The study can be found on clinicaltrials.gov.

Development Strategy for CTX-009

Our development strategy is to develop CTX-009 in all of the indications in which patients have a need for effective and novel therapeutic agents and data supports the potential therapeutic benefit of CTX-009.

We chose BTC as our lead indication based on activity observed in the Phase 1b and Phase 2 studies, lack of effective therapies for this patient population and the potential for a straight-forward regulatory route to approval. Our Phase 2/3 study for CTX-009 in combination with paclitaxel is targeting the second line BTC patient population, including all four anatomical subtypes of the disease. In the United States, there are over 18,000 BTC patients diagnosed each year. The only therapies launched in the last two decades for the second and third line BTC patients are targeted therapies (FGFR2 inhibitors, IDH1 inhibitors and MSI-high tumors) that may address less than 15% of this patient population combined.

The second indication we are pursuing for CTX-009 is advanced colorectal cancer. There are over 150,000 colorectal cancer patients diagnosed in the United States each year, and approximately one third (~ 50,000 patients) progress to the third line of treatment. The therapies available in the third line (trifluridine/tipiracil; regorafenib) have each demonstrated less than 2% overall response rate with limited efficacy. Moreover, targeted therapies recently approved or in development, such as the small molecule KRAS G12C inhibitors, sotorasib and adagrasib, are only targeting 1-3% of the colorectal cancer patients. Accordingly, we are initiating a Phase 2 monotherapy clinical trial of CTX-009 in the third and fourth line settings in patients with advanced colorectal cancer with ORR as the primary endpoint of this study.

We intend to explore the potential of CTX-009 in additional indications, based on preclinical and clinical data from CTX-009 studies. These studies combined suggest the potential of CTX-009 as a therapy for gastric cancer, ovarian cancer, pancreatic cancer and renal cell cancer.

In addition, we are developing a plan to study the combination of CTX-009 with our novel bispecific checkpoint blocker, CTX-8371, or with other checkpoint blockers, such as pembrolizumab and nivolumab. Additionally, we plan to study the combination of CTX-009 with our novel CD137 agonistic antibody, CTX-471.

The timing of the initiation of our clinical trials in the United States depends, among other things, on the availability of clinical drug product for the studies, communications with the FDA, FDA allowance for each of the proposed studies to proceed and the availability of cash resources to support such trials.

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

The dose expansion stage of the trial is currently ongoing and nearing completion. As of September 30, 2022, 60 patients with 18 different cancers have been enrolled in the study and 50 of those patients are evaluable. There are six patients remaining on the study. Four patients had a PR; three of the four have been confirmed by RECIST 1.1 and the fourth PR is unconfirmed and will remain unconfirmed. In addition, 27 patients have reached stable disease, leading to a preliminary ORR of 8% and a CBR of 62%. There have been two treatment-related serious adverse events (“SAE”) in the Phase 1b dose expansion stage of the trial. One event was identical to the dose-limiting toxicity seen in the Phase 1a study (thrombocytopenia with elevated liver function tests and elevated C-reactive protein) and the second SAE was an event of pneumonitis.  Both events resolved.

PROGRAM UPDATE – CTX-471

On October 11, 2022, we announced a clinical trial collaboration and supply agreement with Merck & Co. (“Merck”) to evaluate CTX-471 in combination with KEYTRUDA® (pembrolizumab). Under the agreement, we are the study sponsor, Merck will provide the clinical supply of KEYTRUDA and together, we will form a Joint Development Committee to review the clinical trial results. In November 2022, we began screening patients for this combination arm of the Phase 1b study to include CTX-471 combined with KEYTRUDA in patients who have progressed following initial response to a PD-1 regimen.

CTX-8371 - a bispecific antibody that targets PD-1 and PD-L1

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors.  IND-enabling studies with CTX-8371 were initiated in August 2020 and toxicology studies in non-human primates are ongoing. Our contract development manufacturing organization, Fujifilm Diosynth Biotechnologies (see Note 10 to the financial statements contained in this Form 10-Q for further description of Fujifilm agreement) experienced delays with its supply chain management, leading to a delay in the good manufacturing practice (“GMP”) manufacturing of CTX-8371. The GMP manufacturing campaign of CTX-8371 was completed in the second quarter of 2022.

Pending the results of the toxicology studies in non-human primates, we anticipate filing of an IND and initiating first-in-human study in the first half of 2023.

Operating Activities

We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2022, we have received $329.0 million in gross proceeds from the sale of our equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $12.0 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively. Our net losses were $27.6 million and $69.2 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $261.2 million at September 30, 2022. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2022, we had $120.6 million in cash, cash equivalents and marketable securities. On November 2, 2022, we entered into a securities purchase agreement ("the "Securities Purchase Agreement") with certain accredited investors (each an "Investor" and collectively, the "Investors") pursuant to which we agreed to sell and issue to the Investors in a private investment in public equity ("PIPE") financing an aggregate of 25,000,000 shares of our common stock at a purchase price of $3.21 per share. The gross proceeds to us from the PIPE are $80.3 million, before deducting fees to the placement agents and other offering expenses payable by us. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
		(000’s)
Operating expenses:
Research and development	$9,791	$3,154	$6,637
General and administrative	2,807	2,700	107
Total operating expenses	12,598	5,854	6,744
Loss from operations	(12,598)	(5,854)	(6,744)
Other income (expense)	623	(121)	744
Loss before income tax expense	(11,975)	(5,975)	(6,000)
Income tax expense	—	—	—
Net loss	$(11,975)	$(5,975)	$(6,000)

Research and Development Expenses

Research and development expenses increased by $6.6 million, or 210%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase primarily came from an increase in the purchase and manufacturing of drug substance for the CTX-009 program of $4.3 million and toxicological studies for CTX-8371 of $1.1 million as compared to the same period in 2021.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below:

	Three Months Ended September 30,
	2022	2021
	(000’s)
CTX-009	$5,523	$177
CTX-471	1,074	1,067
CTX-8371	1,324	274
Unallocated research and development expenses	1,870	1,636
Total research and development expenses	$9,791	$3,154

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 4%, to $2.8 million for the three months ended September 30, 2022 as compared to the same period in 2021.

Other Income (Expense)

For the three months ended September 30, 2022, other income (expense) consists of interest income of $0.6 million.  The increase in interest income was due to the investment of our cash in marketable securities. For the three months ended September 30, 2021, the primary component was interest expense of $0.1 million related to a term loan facility with Pacific Western Bank, Inc. (the “Credit Facility”) which we extinguished in the fourth quarter of 2021. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information on the Credit Facility.

Income Tax Expense

During the three months ended September 30, 2022 and 2021, we recognized no income tax expense.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
		(000’s)
Operating expenses:
Research and development	$20,069	$10,763	$9,306
General and administrative	8,698	7,500	1,198
In-process R&D	—	50,618	(50,618)
Total operating expenses	28,767	68,881	(40,114)
Loss from operations	(28,767)	(68,881)	40,114
Other income (expense)	1,136	(306)	1,442
Loss before income tax expense	(27,631)	(69,187)	41,556
Income tax expense	—	(13)	13
Net loss	$(27,631)	$(69,200)	$41,569

Research and Development Expenses

Research and development expenses increased by $9.3 million, or 86%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase primarily came from an increase in the purchase and manufacturing of drug substance for program CTX-009 of $4.1 million, clinical costs for program CTX-009 of $1.0 million, manufacturing of drug substance for program CTX-8371 of $1.6 million and toxicological studies for CTX-8371 of $1.1 million as compared to the same period in 2021.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below:

	Nine Months Ended September 30,
	2022	2021
	(000’s)
CTX-009	$6,991	$282
CTX-471	3,788	2,763
CTX-8371	4,277	2,083
Unallocated research and development expenses	5,013	5,635
Total research and development expenses	$20,069	$10,763

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 16%, to $8.7 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase primarily came from an increase of $1.2 million of stock compensation expense.

In-Process R&D

In the second quarter of 2021, we acquired TRIGR Therapeutics, Inc., whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed to In-Process R&D. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information description of the accounting of this transaction. There were no In-Process R&D expenses for the nine months ended September 30, 2022.

Other income (expense)

For the nine months ended September 30, 2022, other income (expense) consists of interest of $1.1 million and gain on disposal of assets of $70 thousand.  For the nine months ended September 30, 2021, the primary component was interest expense of $0.3 million related to the Credit Facility which we extinguished in the fourth quarter of 2021. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information on the Credit Facility.

Income Tax Expense

During the nine months ended September 30, 2022, we recognized no income tax expense. During the nine months ended September 30, 2021, we recognized $13 thousand of income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities (in addition, we received borrowings from the Credit Facility, which was extinguished in the fourth quarter of 2021).  Through September 30, 2022, we have received $329.0 million in gross proceeds from the sale of equity securities. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $120.6 million.  In November 2022, we completed a PIPE financing with gross proceeds of $80.3 million. (see Note 11 to the financial statements contained in this Form 10-Q for further description of this transaction).

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(000’s)
Cash used in operating activities	$(23,484)	$(15,001)
Cash used in investing activities	(104,554)	(994)
Cash provided by (used in) financing activities	5	(5,625)
Net change in cash, cash equivalents and restricted cash	$(128,033)	$(21,620)

Operating Activities

During the nine months ended September 30, 2022, we used $23.5 million of cash in operating activities, resulting from our net loss of $27.6 million, offset by non-cash charges and the change in operating assets and liabilities of $4.1 million. Our non-cash charges are primarily from share-based compensation expense of $4.3 million and depreciation and amortization (including ROU asset amortization) of $1.4 million.

During the nine months ended September 30, 2021, we used $15.0 million of cash in operating activities, resulting from our net loss of $69.2 million, offset by non-cash charges of $54.7 million. Our non-cash charges are from the TRIGR acquisition expense of in-process R&D of $50.6 million, share-based compensation expense of $2.8 million and depreciation and amortization of $0.4 million.

Investing Activities

During the nine months ended September 30, 2022, we used $104.6 million of cash in investing activities which primarily related to $117.3 million used to purchase marketable securities offset by the proceeds from sale or maturities of marketable securities of $12.8 million. During the nine months ended September 30, 2021, cash used in investing activities was $1.0 million which was primarily attributed to $0.8 million in leasehold improvements and purchases of equipment.

Financing Activities

During the nine months ended September 30, 2022, we had a small number of options exercised for $5 thousand. During the nine months ended September 30, 2021, we had $5.6 million in payments under the Credit Facility.

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

We believe that our existing cash and marketable securities as of filing of the form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2026 based on our current plans, which may change based on clinical or preclinical results. These plans include initiation and completion of a Phase 2/3 clinical trial of CTX-009 in combination with paclitaxel in BTC, initiation of a Phase 2 trial of CTX-009 in colorectal cancer, completion of the ongoing Phase 1b clinical trial of CTX-471, initiation of a Phase 1b combination trial for CTX-471 with KEYTRUDA and commencement of the planned Phase 1 development of CTX-8371, subject to satisfactory completion of IND-enabling activities for that product candidate.  We expect that we will require additional funding to complete the clinical development of CTX-009, CTX-471 and CTX-8371, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2022, we issued a press release announcing our financial results for the quarter ended September 30, 2022. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Registration Rights Agreement dated November 2, 2022.

10.2*	Securities Purchase Agreement dated November 2, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press release titled "Compass Therapeutics Reports Third Quarter 2022 Financial Results and Provides Corporate Update".

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	These exhibits are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 9, 2022	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer (Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance