Form 10-K
period 2022-12-31
Compass Therapeutics, Inc.
filed 2023-03-15
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of the last business day of its most recently completed second fiscal quarter (June 30, 2022), traded on the Nasdaq Capital Market in the United States under the symbol CMPX was approximately $184 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 126,507,473.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•	the timing and focus of our future clinical trials, and the reporting of data from those trials;

•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development;

•	regulatory and commercialization expertise;

•	our estimates of the number of patients who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;

•	the size of the market opportunity for our product candidates in each of the diseases we are targeting;

•	our ability to expand our product candidates into additional indications and patient populations;

•	the success of competing therapies that are or may become available;

•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug or breakthrough therapy designation, for our product candidates for various diseases;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and the outcome of our ongoing arbitration proceedings;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•	our financial performance;

•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and

•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

Our pipeline is comprised of three product candidates. Our lead product candidate, CTX-009, is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. Our second program CTX-471, is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily member 9 (TNFRSF9), also known as CD-137, a co-stimulatory receptor which is mostly expressed on activated, but not on resting T-cells and NK cells. Our third program, CTX-8371, is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor and its ligand PD-L1, two validated immune-oncology targets.

CTX-009 is currently undergoing clinical studies as a monotherapy and in combination with chemotherapy in the United States, South Korea and China.  We currently have two open clinical trials with CTX-009 in the United States: A Phase 2 trial of CTX-009 as monotherapy in patients with metastatic colorectal cancer (“CRC”) who received two or three prior treatment regimens and a Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with biliary tract cancer (“BTC”) who received one prior treatment regimen. In addition, a Phase 2 trial of CTX-009 in combination with paclitaxel in patients with BTC who received one or two prior lines of treatment is ongoing in South Korea. The first stage of the Phase 2 South Korean trial is substantially complete and the data  was reported at the 2023 American Society of Clinical Oncology Gastrointestinal (“ASCO GI”) Symposium in January 2023 and is summarized below.

The two initial indications of BTC and CRC for CTX-009 were selected based on the results of the Phase 1,1b and 2 clinical trials and the significant unmet need for effective therapeutic regimens in these patient populations. There are an estimated 18,400 patients diagnosed with BTC in the U.S. each year and over 200,000 patients worldwide. BTC patients have a poor prognosis despite first line treatment with chemotherapy and immunotherapy, and no accepted standard of care in later treatment lines. For CRC, there are approximately 153,000 new patients diagnosed each year in the United States and more than 1.9 million patients worldwide. Despite advances in treatment of CRC in recent years with angiogenesis inhibitors and targeted therapies, there are few safe and effective treatment options for patients with CRC, and the majority of the patients are refractory to existing therapeutic regimens or relapse quickly and advance to later lines of therapy where treatment options are even more limited. We intend to expand the development of CTX-009 to additional tumor types with significant unmet need such as ovarian cancer and gastric cancer, among others. Following the generation of positive clinical data in later lines of therapy, we plan on studying CTX-009 in earlier settings in all of the indications where the data supports it.

CTX-471 is undergoing a two-part clinical trial. A Phase 1a trial of CTX-471 as monotherapy in patients with solid tumors who were previously treated with at least one checkpoint blocker and showed benefit for 3 months or more but ultimately progressed is fully enrolled and nearing completion. As of January 31, 2023, there are three patients remaining on treatment. In addition, a Phase 1b trial of CTX-471 in combination with the PD-1 inhibitor KEYTRUDA® in patients with selected solid tumors has begun in November 2022.This Phase 1b trial is currently enrolling and dosing patients in the dose-escalation portion of the study.

CTX-471 targets a key node of the immune system with the goal of identifying a next generation immune-oncology treatment for the majority of patients who do not have a sustained response to current therapies across a variety of cancers. During its early clinical development, CTX-471 demonstrated monotherapy activity in the post PD-1/PD-L1 patient population across three solid tumor indications: melanoma, small cell lung cancer and mesothelioma. In the ongoing Phase 1b combination trial of CTX-471 with KEYTRUDA® we are looking to restore responses in patients who were previously treated with a checkpoint inhibitor, initially responded but then progressed. The hypothesis we are testing is whether the addition of CTX-471 to KEYTRUDA® will restore responses in those patients. This trial is being conducted in patients with one of the following solid tumors: non-small cell lung cancer, small cell lung cancer, melanoma, mesothelioma, and head and neck cancer. Restoration of meaningful responses in one or more of those indications can help shape the regulatory path for CTX-471.

Our third program, CTX-8371, is at a pre-clinical stage. We have recently completed GLP toxicology studies and we plan to submit an investigational new drug (IND) application to the FDA in the first half of 2023. Once the IND is cleared, we will advance CTX-8371 to a first-in-human Phase 1 clinical trial.

CTX-8371 emerged from an unbiased screen conducted with our StitchMabsTM platform. We have subsequently tested CTX-8371 in several in vitro and in vivo models where it demonstrated enhanced activation of immune responses when compared with commercially available checkpoint blockers. We believe that CTX-8371 has a potential to become a next generation checkpoint inhibitor with improved activity across various solid tumors relative to commercially available checkpoint blockers. Additionally, we are in the process of preclinically evaluating proprietary combination regimens of CTX-8371 with our other product candidates, CTX-009 and CTX-471.

Our Team

Our management team has a successful track record of building and growing biotechnology companies.

Our Chief Executive Officer and co-founder, Thomas J. Schuetz, M.D., Ph.D. has over 30 years of experience in oncology, biopharmaceutical drug development and life science venture investing. Prior to co-founding Compass Therapeutics, Dr. Schuetz was a venture partner with OrbiMed Advisors LLC where he participated in OrbiMed’s investments in Enobia Pharma (sold to Alexion), Relypsa (sold to Galenica), Arteaus Therapeutics (sold to Eli Lilly), and Audentes (sold to Astellas) and served on the board of each of these companies. Dr. Schuetz was also the chief medical officer of Therion Biologic Corporation and was vice president of clinical affairs at Transkaryotic Therapies, a company acquired by Shire.

Our President and Chief Operating Officer, Vered Bisker-Leib, Ph.D., M.B.A., has over 19 years of experience in strategy, finance, business development, and operations of biotechnology and pharmaceutical companies. Under her financial leadership, Compass completed public and private financing transactions that generated $275 million in total proceeds since 2020. In 2021, Dr. Bisker-Leib identified and led the acquisition of TRIGR Therapeutics in a stock-for-stock transaction, which resulted in the addition of CTX-009 to the Compass’ pipeline. Dr. Bisker-Leib is also a board member of Ayala Pharmaceuticals. Prior to joining Compass Therapeutics, she served as an entrepreneur-in-residence with Atlas Venture. Previously, Dr. Bisker-Leib was chief business officer of Cydan (a biotech accelerator) and served as an executive director and global head of business development for the cardiovascular and metabolic franchises of Bristol-Myers Squibb.

Pipeline

The figure below details our pipeline of product candidates: CTX-009, CTX-471 and CTX-8371.

Our Strategy

Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. Our strategy to achieve this goal includes:

●

Advance our product candidate, CTX-009 (DLL4 x VEGF-A bispecific), through clinical development to drug approval in multiple indications, either as a monotherapy or in combination with other therapies. CTX-009 is an investigational bispecific antibody that simultaneously blocks DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. We chose BTC and CRC as our first indications based on a number of factors, including CTX-009 activity observed in the Phase 1, 1b and 2 clinical trials and lack of effective therapies for these patient populations in the targeted lines of therapy. We have initiated a Phase 2 trial of CTX-009 in patients with advanced colorectal cancer and a Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with BTC. Additionally, we intend to explore the potential of CTX-009 in other indications where the data supports its potential therapeutic benefit such as ovarian cancer, gastric cancer, pancreatic cancer, renal cell cancer, liver cancer, neuroendocrine cancer and more. We are also developing a plan to study the combination of CTX-009 with our other product candidates, CTX-8371 and CTX-471.

●

Advance our product candidate, CTX-471 (CD137 agonist), through clinical development to evaluate its therapeutic potential alone and in combination with other therapies, and define a regulatory pathway for approval. We seek to translate the antitumor activity of CTX-471 observed in preclinical testing and in our Phase 1 trial into meaningful clinical results in patients with solid tumors, such as small cell lung cancer ("SCLC"), mesothelioma and melanoma. Our first Phase 1a clinical trial was conducted in patients who relapsed or progressed after at least three months of stable disease on prior checkpoint therapies. This trial is nearing completion and as of January 31, 2023 has three patients remaining on trial. Additionally, in November 2022, we dosed the first patient in a Phase 1b trial of CTX-471 in combination with KEYTRUDA®. This trial is enrolling patients with metastatic or locally advanced non-small cell lung cancer, melanoma, small cell lung cancer, mesothelioma, and head and neck cancer that have progressed after treatment with a checkpoint inhibitor. Patients enrolled in the trial will be treated with CTX-471 in combination with KEYTRUDA® with the goal of restoring response.

●

Advance CTX-8371 (PD-1 x PD-L1 bispecific) into clinical development as a next generation checkpoint inhibitor. CTX-8371, our bispecific inhibitor that targets PD-1 and PD-L1, has demonstrated higher antitumor activity in preclinical experiments than a single PD-1, a single PD-L1, or combinations of PD-1 and PD-L1 inhibitors. IND-enabling studies, including GLP toxicology studies have been completed. Our goal is to submit an IND application in the first half of 2023 and advance CTX-8371 into first-in-human study in the second half of 2023. If successful, we could deliver early safety and top-line data in the first half of 2024.

●

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

Product Candidates

We currently have two product candidates in the clinical stage of development: CTX-009 and CTX-471. In addition, our third program, CTX-8371, is expected to be in the clinic in the second half of 2023.

CTX-009

CTX-009 (a.k.a. ABL001) is an investigational bispecific antibody that is designed to simultaneously block DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. Preclinical and early clinical data of CTX-009 as a monotherapy and in combination with chemotherapy suggest that blockade of both pathways provides robust anti-tumor activity across several solid tumors, including colorectal, gastric, cholangiocarcinoma, pancreatic and non-small cell lung cancer.

CTX-009 is undergoing clinical development in patients with advanced solid tumors in the United States, South Korea and China. A Phase 1 dose escalation and dose expansion monotherapy trial in patients with solid tumors and a Phase 1b trial of CTX-009 in combination with chemotherapy were completed in South Korea. In addition, a Phase 2 trial of CTX-009 in combination with chemotherapy in patients with advanced biliary tract cancer is ongoing in South Korea. The first part of the Phase 2 trial has recently been completed and data from that study were presented at ASCO GI in January 2023.

We currently have two open clinical trials in the United States: a Phase 2 trial of CTX-009 in patients with advanced colorectal cancer and a Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with advanced biliary tract cancer.

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

Phase 1: Monotherapy Clinical Trial of CTX-009

An open-label, Phase 1 dose escalation and expansion trial designed to identify the optimal dose and to evaluate the safety, tolerability, pharmacokinetics (“PK”), pharmacodynamics and the anti-tumor activity of CTX-009 in patients with advanced solid tumors after failure of standard of care treatment was conducted by ABL Bio in South Korea. This trial consisted of a Phase 1a monotherapy dose escalation arm and a Phase 1b dose expansion arm. The trial was initiated in September 2017 and enrollment was completed in February 2021.

The dose escalation portion of the trial followed a traditional 3+3 dosing scheme where CTX-009 was administered by intravenous infusion across nine dose cohorts ranging from 0.3 to 17.5 mg/kg biweekly. Patients were enrolled in two arms: a Phase 1a dose escalation arm and a Phase 1b dose expansion arm. The expansion cohorts were 7.5, 10, 12.5 and 15 mg/kg. Patient tumor volumes were measured using CT scans at baseline and then every eight weeks.

Patient Demographics. A total of 45 patients were enrolled in the trial with advanced solid tumors that had been heavily pretreated, with a median of four prior lines of therapy. The median age of the patients was 53 years old and 54% of the patients were male and 46% female. Importantly, 75% of the patients had been previously dosed with anti-VEGF therapy. Most patients enrolled in the trial had either advanced colorectal cancer or advanced gastric cancer.

Safety Data Summary. A total of 45 patients were enrolled in the trial and received at least one dose of CTX-009. The dose escalation portion of the trial took place without interruption, and the highest dose arm was 17.5 mg/kg. Importantly, the maximal tolerated dose has not been determined in this trial. CTX-009 was observed to be generally well-tolerated.

There were 44 Treatment Related Adverse Events (“TRAEs”) observed in more than 5% of the 45 patients enrolled. The most prominent TRAE was hypertension, which was observed in 37.8% of the patients. Grade 3 or higher TRAEs observed in over 5% of the patients include a total of 11 Grade 3 events, the most frequent being hypertension observed in 15.6% of the patients, followed by gastrointestinal disorders, observed in 4.4% of the patients, followed by general disorders and nervous system disorders, observed in 2.2% of the patients each. A summary of the TRAEs observed in over 5% of the patients is depicted in the table below.

Treatment-related adverse events observed in > 5% of patients	Total (n)	Total (%)	Grade 3 (n)	Grade 3 (%)
Hypertension*	17	37.8	7	15.6
General disorders (fatigue, fever, asthenia, edema, etc.)	7	15.6	1	2.2
Nervous system disorders (headache, dizziness)	7	15.6	1	2.2
Gastrointestinal disorders (nausea, vomiting, etc.)	6	13.3	2	4.4
Pulmonary hypertension	4	8.9	0	0
Proteinuria	3	6.7	0	0

* Hypertension is a well-known side effect of anti-VEGF blockers. In clinical trials of bevacizumab, incidence of Grade 3-4 hypertension ranged between 5%-18% (as indicated in the label). Hypertension is typically managed by anti-hypertensive drugs.

Activity Data Summary. A total of 40 out of the 45 patients enrolled in the trial were evaluable for the purpose of determination of anti-tumor activity of CTX-009 since five patients did not reach their first scan at week eight due to progressive disease ("PD") or for other reasons. Responses started to emerge at the 10 mg/kg dose level. Sixteen of the 40 evaluable patients were dosed at the 10 or 12.5 mg/kg dose levels, which represent what we project to be the efficacious dose levels. Among those 16 patients, there were three partial responses ("PRs") confirmed by RECIST 1.1 with an overall response rate ("ORR") of 18.8% and eight patients with stable disease (“SD”), with a clinical benefit rate ("CBR") of 68.8%. Two of the three PRs were in advanced colorectal patients and one of the three PRs was in an advanced gastric cancer patient. In addition, one of the patients with gastric cancer had a 35% decline in tumor mass relative to baseline. However, that regression was not confirmed upon a second CT scan, and hence not included in the ORR, and the best response of this patient included in the data set is stable disease. The average time to progression (“TTP”) of the advanced colorectal cancer patients treated at the 10 or 12.5 mg/kg was 6.7 months, and the average TTP of the advanced gastric cancer patients treated at the 10 or 12.5 mg/kg was 3.9 months.

Phase 1 monotherapy trial: expansion cohorts (10 and 12.5 mg/kg)

Monotherapy expansion cohorts (10 and 12.5 mg/kg)	Patients	Prior VEGF target therapy	PR	SD	CBR	Median time to progression (“TTP”)
All patients	16	75%	19%	50%	69%	3.9 months
Colorectal cancer	6	100%	33%	33%	67%	6.7 months
Gastric cancer	8	63%	13%	63%	75%	3.9 months

A waterfall plot depicting the best responses for each of the 40 evaluable patients is presented below.

Phase 1b: Combination Clinical Trial of CTX-009

An open-label, combination Phase 1b clinical trial to evaluate the safety, PK, anti-tumor activity and the recommended Phase 2 dose (“RP2D”) of CTX-009 in combination with paclitaxel or irinotecan chemotherapy was conducted by ABL Bio and Handok in South Korea. This trial was initiated in June 2020, enrollment was completed in December 2020, and the trial was completed in November 2021 (clinicaltrials.gov identifier NCT04492033).

The trial includes two cohorts, each of which is divided into two groups. The first cohort was administered 10 or 12.5 mg/kg of CTX-009 on a biweekly basis, in combination with 80 mg/m2 paclitaxel administered weekly. The second cohort was administered 10 or 12.5 mg/kg of CTX-009 in combination with 150 mg/m2 irinotecan on a biweekly basis.

Patient Demographics. A total of 17 patients were enrolled in the trial. Patients enrolled in the trial were heavily pretreated, and the trial included patients with advanced cholangiocarcinoma, colorectal, pancreatic, gastric and other cancers with a median of three prior lines of therapy.

Safety Data Summary. In general, CTX-009 was observed to be well-tolerated. Adverse Events (“AEs”) that were determined to be probably or possibly related to CTX-009 treatment included Grade 3 hypertension observed in four patients (24%). Other AEs observed were Grade 3 neutropenia (12%), Grade 3 anemia (18%) and Grade 3 thrombocytopenia (12%), which were all attributed to the concomitant chemotherapy agent (paclitaxel or irinotecan). Pulmonary hypertension was monitored carefully in the trial via measurement of BNP levels and echocardiograms, and there were five Grade 1 pulmonary hypertension events, all of which resolved.

A summary of the TRAEs is depicted in the table below:

Drug-related adverse events	Total	Total	Grade 3	Grade 3
observed in > 1 patient	(n)	(%)	(n)	(%)
Hypertension	8	47	4	24
Nausea	8	47	1	6
Fatigue	6	35	1	6
Neutropenia*	6	35	2	12
Anemia*	4	24	3	18
Thrombocytopenia*	2	12	2	12
Diarrhea	5	29	0	0
Anorexia	5	29	0	0
Proteinuria	5	29	0	0
Pulmonary hypertension (all grade 1)	5	29	0	0
Dyspnea	4	24	0	0
Gingival edema (mucositis)	2	12	0	0
Anal hemorrhage	2	12	0	0

*Labeled Grade 3/4 cytopenia events for concomitant chemotherapy agent:

Irinotecan: 31.4% neutropenia, 4.5% anemia, 1.7% thrombocytopenia

Paclitaxel: 52% neutropenia, 16% anemia, 7% thrombocytopenia

Activity data summary. Of the 17 patients enrolled, there were four PRs, including three PRs that were confirmed by RECIST 1.1 and one PR which was unconfirmed, representing a 23.5% ORR and nine patients with SD, representing a CBR of 76.5%. The unconfirmed PR was in a patient with NSCLC who was on the trial for over a year with a measurable tumor decline. Of the four patients with advanced cholangiocarcinoma enrolled in the trial, there were two PRs confirmed by RECIST 1.1 with 41% and 62% declines in tumor burden, respectively, representing an ORR in cholangiocarcinoma of 50%. A third patient with cholangiocarcinoma had stable disease with 28% decline in the patient’s tumor burden, and therefore the CBR observed in cholangiocarcinoma is three out of four, or 75%. The responses in cholangiocarcinoma were particularly durable with a median duration of response, or DOR, of 9.7 months.

A waterfall plot depicting the best responses for each of the 17 evaluable patients in the Phase 1b trial is presented below.

Phase 1: Summary of Clinical Activity of CTX-009 at the RP2D

The observed ORR of CTX-009 at the 10 and 12.5 mg/kg doses were 18.8% (3/16) as a monotherapy and 23.5% (4/17) in combination with chemotherapy. The CBR of CTX-009 at the 10 and 12.5 mg/kg were 68.8% (11/16) as a monotherapy and 76.5% (13/17) in combination with chemotherapy.

On October 8, 2021, we, along with ABL Bio, presented clinical trial data from the CTX-009 Phase 1a/1b dose escalation and dose expansion trial at a plenary oral session during the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (Abstract Number: 4749; Session title: Plenary Session 2: New Drugs on the Horizon I). The significant findings presented were as follows:

●

CTX-009 was generally well-tolerated and demonstrated single agent activity in heavily pre-treated patients with solid tumors that are resistant to anti-VEGF therapies, mostly of colorectal and gastric origins

●	The maximum tolerated dose (“MTD”) was not reached, and the RP2D of CTX-009 were determined to be 10.0 and 12.5 mg/kg biweekly

●	ORR of CTX-009 as a monotherapy across all doses tested (0.3 – 17.5 mg/kg) was 8% and the CBR was 62% in patients treated at the 3rd and 4th line settings

●	Treatment with CTX-009 as a monotherapy at the RP2D (10.0 mg/kg and 12.5 mg/kg) led to 18.8% (n=3/16) ORR, not including an additional unconfirmed PR, and a 68.5% CBR (n=11/16)

Phase 2: Data from Combination Clinical Trial of CTX-009 in BTC in South Korea

A Phase 2 trial of CTX-009 in combination with paclitaxel was initiated by Handok in the first quarter of 2021 in patients with BTCs. The study is being conducted at four leading medical centers in Seoul, South Korea, and is nearing completion. The trial enrolled patients with unresectable advanced, metastatic, or relapsed BTCs who had received one or two prior systemic therapies.

This Phase 2 trial utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial was three PRs observed in 21 evaluable patients. As of November 9, 2022, in the preliminary analysis of all 24 patients participating in the study, CTX-009 with paclitaxel demonstrated a 37.5% ORR based on 9 patients with Partial Responses (“PRs”) that were confirmed by RECIST 1.1. The trial has met the criteria to advance to Part 2 and Part 1 of the study is mostly complete.

As of November 9, 2022, there was one patient remaining on treatment.  The results of Part 1 of the Phase 2 trial were presented at the 2023 American Society of Clinical Oncology Gastrointestinal Cancers Symposium (“ASCO GI”) in January 2023.

Safety Data Summary

As of November 9, 2022, safety data has been analyzed and CTX-009 was observed to be generally well-tolerated. The Phase 2 safety data are generally consistent with the safety data of the Phase 1 trials. Of the 24 patients enrolled in the first stage of the trial, all patients had at least one treatment emergent adverse event (“TEAE”). Grade 3 or greater TEAEs were reported in 95.8% of patients regardless of the relationship to CTX-009 or paclitaxel, including decreased neutrophil count (83.3%), hypertension (16.7%), anemia (20.8%), and decreased platelet count (12.5%). Grade 3 or greater adverse events that were designated to be of special interest (“AESIs”) by the trial investigators were hemoptysis or hemorrhage (12.5%) and GI or tumor perforation (8.3%), with 0% for pulmonary hypertension, wound healing complication and cardiac failure.

The table below depicts a summary of the TEAEs in 24 patients as of November 9, 2022.

	Total	Total	Grade 3	Grade 3
Treatment Emergent Adverse Events observed in > 1 patient	(n)	(%)	(n)	(%)
Neutrophil count decreased	22	92	20	83
Hypertension	12	50	4	17
Platelet count decreased	9	38	3	13
Anaemia	5	21	5	21
Ascites	4	17	2	8
Decreased appetite	4	17	2	8
Neutropenia	2	8	2	8
Liver abscess	2	8	2	8
Hepatic infection	2	8	2	8
Cholangitis	2	8	2	8
Embolism	2	8	2	8

Activity Data Summary

The first stage of the trial has enrolled 24 patients and 22 of those patients are considered evaluable.

Nine PRs confirmed by RECIST 1.1 have been observed leading to an ORR of 37.5%, and 22 of the 24 patients evaluated have had stable disease or better with a decline in tumor burden leading to a CBR of 92%. PRs were observed in all four tumor sub-types types (intrahepatic cholangiocarcinoma, extrahepatic cholangiocarcinoma, gallbladder cancer, and ampullary carcinoma). Of the 24 patients, 11 were treated in the second line with 7 PRs observed, leading to an ORR of 63.6% in this sub-group. In the third line, 13 patients were treated with 2 PRs observed, leading to an ORR of 15.4% in the second sub-group.

After a median follow up of approximately 12 months, the median progression free survival (“PFS”) was 9.4 months, median duration of response (“DOR”) was 6.9 months and median overall survival (“OS”) was 12.5 months.

For reference, one regimen that has been studied in patients with advanced BTC is FOLFOX, the regimen recommended in the guidelines of the National Comprehensive Cancer Network (NCCN) for patients with BTC treated in the second-line setting. FOLFOX demonstrated a median PFS of 4.0 months and a median OS of 6.2 months in a randomized study against best supportive care.

The waterfall plot below depicts the best response for the 22 patients evaluated in the trial as of November 9, 2022.

Phase 2 Data as of November 9, 2022

CTX-009 + paclitaxel in BTC

Best Response by Patient

As of November 9, 2022, one patient remains on study. This patient has been on the study with a durable partial response for more than 580 days.

The swimmer plot below depicts the duration that each patient has been on treatment as of November 9, 2022 (N=24):

Phase 2 Data as of November 9, 2022

CTX-009 + paclitaxel in BTC

Duration of Treatment by Patient

C1D1 to EOT (Days)
0
100
200
300
400
500
600
580
511
343
324
316
310
303
297
287
277
183
182
175
173
168
159
119
119
93
92
78
58
52
49
PR
SD
PD

The median PFS of all patients in the study is 9.4 months. Patients treated in the second line setting had a median PFS of 10.0 months and patients treated in the third line setting had a median PFS of 5.5 months.

Phase 2 Data as of November 9, 2022

CTX-009 + paclitaxel in BTC

Progression Free Survival

The median OS of all 24 patients enrolled and dosed in the study is 12.5 months. Patients treated in the second line setting had a median OS of 11.7 months and patients treated in the third line setting has a median OS of 12.9 months.

Phase 2 Data as of November 9, 2022

CTX-009 + paclitaxel in BTC

Overall Survival

Status of CTX-009 Development

Our strategy is to develop CTX-009 in all of the indications in which patients have a need for effective and novel therapeutic agents and data supports the potential therapeutic benefit of CTX-009. We chose BTC and CRC as our lead indications based on a number of factors, including CTX-009 activity observed in the Phase 1, 1b and 2 clinical trials, lack of effective therapies for these patient populations in the targeted lines of therapy and the potential for a straight-forward regulatory route to approval.

We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (the “FDA”) in December 2021 for CTX-009 and the FDA cleared our IND application in January 2022. The following trials are being conducted in the United States under this IND.

Biliary Tract Cancers – BTC

Following conversations with the FDA, we submitted a protocol for a randomized Phase 2/3 trial for CTX-009 in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone. A schema of the trial design is provided below:

The trial will enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is ORR and the secondary endpoints include PFS, DCR, DOR and OS among other. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

We have opened several clinical sites and are currently recruiting patients for this trial. Dependingon the trial results, this trial could serve as a registrational trial to support a biologics license application ("BLA") submission for CTX-009 in combination with paclitaxel as a treatment of BTC patients in the second line setting.  Based on the trial results, a BLA could be filed as early as the second half of 2024.

Colorectal Cancer – CRC

We submitted a protocol to the FDA for a Phase 2 monotherapy clinical trial to assess the safety and efficacy of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies. A schema of the trial design is provided below:

The trial utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial is three PRs observed in 37 patients enrolled in Part A of the trial. Based on the Simon Two-Stage design, when the criteria for the first stage is met, the trial progresses to the second stage, at which time 47 additional patients will be enrolled. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

In January 2023, the first patient was dosed in this trial. Initial results from this trial may be available in the second half of 2023.

Additional Plans for CTX-009

We intend to explore the potential of CTX-009 in additional indications, based on data from pre-clinical models, potential biomarkers such as DLL4, and clinical data from CTX-009 trials providing signs of potential activity of CTX-009 in additional indications such as ovarian cancer, gastric cancer, pancreatic cancer, renal cell cancer, liver cancer, neuroendocrine cancer and others.

In addition, we are developing a plan to study the combination of CTX-009 with our novel bispecific checkpoint blocker, CTX-8371, and with other checkpoint blockers, such as pembrolizumab and atezolizumab. Additionally, we are considering the combination of CTX-009 with our novel CD137 agonistic antibody, CTX-471, which is currently in a Phase 1b clinical trial in patients with advanced solid tumors.

CTX-471

CTX-471, our monoclonal antibody product candidate, is a fully human, IgG4 monoclonal antibody that is an agonist of CD137, a key co-stimulatory receptor on immune cells. Binding of CTX-471 to CD137 has been observed to lead to ligand-stimulated activation of T-cells and NK cells. In treated mice, dosing with CTX-471 led to extensive reprogramming of the tumor microenvironment, including increased recruitment of immune cells, reversion of exhausted cytotoxic CD8+ T-cells, reductions in immunosuppressive regulatory T-cells and reductions in immunosuppressive tumor-associated macrophages. Long after the completion of the treatment with CTX-471, a period described as eight half-lives of the antibody, treated mice exhibited immune memory that prevented reestablishment of the same tumor.

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

In addition, we have observed potent activity in other syngeneic tumor models including tumor eradication in the A20 model of lymphoma, the MC38 model of colon carcinoma and in the EMT6 model of breast cancer.

We believe that the ability of CTX-471 to transform the tumor microenvironment through the combined action of immune cell recruitment, alleviation of T-cell exhaustion, suppression of Tregs, and reduction of tumor suppressing macrophages leads to CTX-471’s antitumor activity in mouse models.

Phase 1 Clinical Trial of CTX-471

We are conducting a Phase 1, open-label, first-in-human trial of CTX-471 administered as a monotherapy or in combination with pembrolizumab (KEYTRUDA®) in patients with metastatic or locally advanced malignancies that have progressed while receiving an approved PD-1 or PD-L1 inhibitor. We selected this population of patients for this trial because multiple clinical trials and meta-analyses have shown that not all patients respond to checkpoint inhibitor therapy due to many possible factors. By focusing on those that did previously respond to checkpoint inhibitor therapy, we believe that this trial design enriches for patients who have tumors that are capable of being recognized and killed by their immune systems. We believe that disease progression after the initial checkpoint inhibitor response is likely due to an increase in immunosuppressive activity that CTX-471 has the potential to overcome. The trial is being conducted with two treatment arms, the Monotherapy Arm and the Combination Arm. Each arm will have two parts: a dose escalation cohort and a dose expansion cohort. The Monotherapy Arm is nearing completion and enrollment began in the Combination Arm in the fourth quarter of 2022.

This Phase 1 trial is an open-label multiple ascending dose, dose escalation trial. After a period of 28 days to allow checkpoint inhibitors and other drugs to be eliminated from the body, each patient receives CTX-471 by intravenous infusion every two weeks either alone or in combination with pembrolizumab (IV) infusion 400 mg every six weeks. Disease progression is measured by CT scans every eight weeks. We collect blood samples to assess standard safety biomarkers as well as cytokines and potential pharmacodynamic biomarkers. Baseline tumor biopsies are also collected for retrospective analyses.

The primary objective of the dose escalation stage of the trial is to assess the safety and tolerability of CTX-471 monotherapy at various doses alone and in combination with pembrolizumab. The goal of the dose expansion stage is to determine an optimized dose for future clinical trials. Secondary endpoints include measures of overall response rate and progression-free survival, among others.

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

Phase 1 Clinical Trial Data

In July 2019, we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in patients with solid tumors who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial includes a dose escalation stage followed by a dose expansion stage. The dose-escalation stage of the Phase 1 monotherapy (Phase 1a monotherapy) has been completed and CTX-471 was observed to be generally well-tolerated. The dose expansion stage of the monotherapy trial (Phase 1b monotherapy) is currently ongoing and nearing completion.

Phase 1: Dose Escalation – Monotherapy Arm

In the Phase 1a dose escalation stage, 19 patients received CTX-471 in the four dosing cohorts set forth in Figure 8 below.

	Cohort 1	Cohort 2	Cohort 3	Cohort 4
Cohort	0.1 mg/kg	0.3 mg/kg	0.6 mg/kg	1.2 mg/kg	Total
Enrolled	3	3	6	7	19

The number of patients dosed with CTX-471 in the Phase 1a dose escalation stage

CTX-471 was observed to be generally well-tolerated in the Phase 1a stage of the trial. There were two serious adverse events (“SAEs”) determined to be treatment-related, which included one hypoxia event that resolved with approximately one day of supplemental oxygen therapy and one immune thrombocytic purpura event that also resolved. The dose-limiting toxicities were two events of thrombocytopenia in Cohort 4, which was expanded from three to six patients to collect additional safety data. Based on these results, 0.6 mg/kg was determined to be the maximum tolerated dose.

While the goal of the Phase 1a stage of the trial was to evaluate the safety and tolerability of CTX-471, we also collected data from these patients to evaluate the PK of CTX-471, the potential development of anti-drug antibodies of CTX-471, and to obtain certain efficacy data, based on the ORR, as per Response Evaluation Criteria in Solid Tumors, RECIST. Patients who were enrolled in the Phase 1a stage of the trial have been evaluated every eight weeks by imaging techniques, such as MRI or CT, until disease progression or withdrawal from the trial, in order to collect such data.

The Phase 1a stage of the trial is now complete. None of the patients enrolled in the Phase 1a stage of the trial had a complete response or a partial response by RECIST. The best overall response has been stable disease. Two patients with NSCLC had stable disease until progression at Weeks 25 and 41, respectively. In addition, one patient with metastatic melanoma of mucosal origin had an approximately 24% decline in the total size of his measured metastatic tumors (target lesions) at week 33. This patient remained on the trial and received CTX-471 for 49 weeks.

We have analyzed preliminary PK data from the trial and these data have confirmed our receptor occupancy modeling. Based on this modeling and the correlation of the observed PK with our predictions, we selected 0.3 mg/kg and 0.6 mg/kg as the doses of the cohorts of our Phase 1b stage of the trial. We estimate that a dose of 0.3 mg/kg would lead to a peak receptor occupancy of approximately 50% and a dose of 0.6 mg/kg would lead to a peak receptor occupancy of approximately 70%.

Phase 1: Dose Expansion – Monotherapy Arm

The dose expansion stage of the trial is nearing completion, and as of January 31, 2023, there are three ongoing patients in the trial. 60 patients with 18 different cancers have been enrolled in the trial and all of those patients are evaluable. Four patients had a PR; three of the four have been confirmed by RECIST 1.1 and the fourth PR is unconfirmed and will remain unconfirmed. There have been nine SAEs related to CTX-471 in the dose expansion stage of the trial. All nine events resolved.

The first PR observed in the trial was in a patient with advanced small cell lung cancer who was previously treated with carboplatin/etoposide and atezolizumab (a PD-L1 blocker) regimen at the first line followed by a treatment with nivolumab (a PD-1 blocker) in the second line. After progression on prior regimens this patient joined CTX-471 trial and had a PR at week 17 which was confirmed at week 25. This patient has now been dosed with CTX-471 for more than two years with a sustained and durable PR. Below is a series of CT scan images from this patient of the largest mass (RUL Lung) which was ~4 cm at baseline.

In October 2021, a second PR was observed in a patient with metastatic melanoma who was previously treated with nivolumab and progressed on nivolumab. Below is a series of CT scan images from this patient. The patient had multiple metastases at baseline and has reached PR based on a 38% decline in linear tumor burden at week nine. This PR was confirmed at week 17.

In December 2021, a third PR was observed in a patient with metastatic melanoma of mucosal origin who was previously treated with first-line regimen of ipilimumab plus nivolumab followed by second-line nivolumab as a monotherapy. After progressing on the prior regimens, the patient had joined CTX-471 trial with multiple metastases at baseline. This patient reached a PR based on a 58% decline in linear tumor burden at week 17. This PR was not confirmed.

In July 2022, we observed a fourth PR in the ongoing Phase 1b monotherapy trial of CTX-471 in a patient with mesothelioma. This response has also been confirmed.

Phase 1: Dosing - Combination Arm

In October 2022, we announced a clinical collaboration with Merck (known as MSD outside the United States and Canada) to evaluate CTX-471 in combination with KEYTRUDA® (pembrolizumab). Compass is the study sponsor and Merck provides the clinical supply of KEYTRUDA®. Additionally, we formed a joint development committee (JDC) with Merck to review the results of this clinical trial.

In November 2022, we announced the first patient was dosed in the combination arm of the Phase 1 trial. This Combination Arm is enrolling patients with metastatic or locally advanced non-small cell lung cancer, melanoma, small cell lung cancer, mesothelioma and head and neck cancer that have progressed after treatment with a PD-1 or PD-L1 checkpoint inhibitor. Patients enrolled in the trial will be treated with CTX-471 in combination with pembrolizumab with the goal of restoring response.  We expect the first interim data readout from the trial in the second half of 2023.

Development Plans for CTX-471

The results of the monotherapy and combination arms of the Phase 1 trial will inform us on the next development steps.

CTX-8371

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors. IND-enabling studies on CTX-8371, including GLP toxicology studies in non-human primates (“NHPs”) were completed in the first quarter of 2023.

CTX-8371 is a PD-1 x PD-L1 bispecific antibody

Overview of PD-1 and PD-L1 Checkpoint Inhibitors

PD-L1 is a surface protein that is overexpressed by over 35% of certain types of cancer, such as melanoma, hepatocellular carcinoma, colorectal cancer, and NSCLC. Binding of PD-L1 to its receptor, PD-1, on immune T-cells leads to suppression of cytotoxic CD8+ T-cells preventing immune attack of the tumor. Multiple inhibitors of PD-1 and PD-L1 have been approved as therapies for a broad range of tumors including melanoma, NSCLC, small cell lung cancer, head and neck squamous cell cancer, renal cell carcinoma, bladder cancer; gastric cancer, cervical cancer; and other cancers with microsatellite instability or mismatch repair deficiency. While PD-1/PD-L1 checkpoint therapies have resulted in remarkable clinical efficacy across multiple cancer types, their efficacy, even in tumors with high immunogenicity, is limited to approximately 20% of patients. Nevertheless, sales of checkpoint therapies in 2021 were estimated to be $31 billion and expected to reach $148 billion by 2030 with a compounded average growth rate of 18.8% between 2020 and 2030. There is no approved therapy that combines inhibition of both PD-1 and PD-L1 in the same molecule.

Discovery and Preclinical Activity for CTX-8371

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

A PD-1 x PD-L1 bispecific antibody outperformed single PD-1 antibodies in a T-cell activation assay

The observation that the combination of a PD-1 and PD-L1 antibody into a bispecific antibody would be hundreds to thousands fold more potent in a T-cell activation assay than a PD-1 antibody alone was unexpected. A simple model would suggest that inhibiting either PD-1 or PD-L1 should have approximately equal effects in this assay and there would be no advantage to inhibiting both. Further investigation into the mechanism of CTX-8371 found that it led to T-cell activation through four mechanisms:

●	Dual checkpoint blocker: preventing PD-L1 to PD-1 binding, thus relieving the immunosuppressive PD-1 signal;

●	Cell engager: bridging the connection between the PD-L1 expressing tumor cell and the PD-1 expressing T-cell, potentially facilitating T-cell engagement and enhancement of effector function;

●	Downregulation of PD-1: triggering the shedding of the extracellular domain of PD-1 receptors from the surface of T-cells resulting in a reduction in the levels of PD-1 on T-cells; and

●

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

Tumor growth inhibition was improved when treating mice with CTX-8371 compared to treating them with monoclonal antibodies that inhibited either PD-1, PD-L1, or the combination of PD-1 and PD-L1

Dosing with CTX-8371 led to improved overall survival in a B16F10 melanoma model compared to either PD-1 or PD-L1 checkpoint inhibitors or to the combination of both

CTX-8371 also reduced tumor growth in the syngeneic MB49 bladder cancer model and in the syngeneic EMT-6 breast cancer models which are known to be non-responsive to checkpoint blocker treatments.

Dosing with CTX-8371 led to tumor growth inhibition in the syngeneic EMT-6 breast cancer model and in the syngeneic MB49 bladder cancer model

In April 2022, we presented preclinical data on CTX-8371’s potential unique mechanism of action ("MOA") that involves cleavage of cell surface PD-1, at the 2022 American Association for Cancer Research ("AACR") annual meeting. A summary of the results are as follows:

●

Treatment with CTX-8371 led to PD-1 loss from the surface of intra-tumoral T cells in tumor-bearing transgenic hPD-1/h-PD-L1 mice, and on peripheral blood T cells in cynomolgus monkeys; this unique MOA differentiates CTX-8371 from marketed inhibitors targeting either PD-1 or PD-L1

●	Clearance and half-life of CTX-8371 were within the expected ranges for a human IgG1 antibody in NHPs with a linear PK

●	Treatment with CTX-8371 in the aggressive MC38-hPD-L1 colorectal mouse model led to a dose-proportional reduction in tumor volume and a complete eradication of tumors at the highest dose

●

Taken together, the murine and cynomolgus monkey PK data, receptor occupancy data, and in vivo efficacy data in murine models will be used to calculate the predicted human efficacious dose range for CTX-8371

Development Plans for CTX-8371

We completed our first GMP manufacturing campaign for CTX-8371 in the second quarter of 2022. IND-enabling studies, including GLP toxicology studies in NHPs, were completed in the first quarter of 2023. We are currently targeting an IND submission to the FDA for CTX-8371 in the first half of 2023.

Early-Stage Discovery

Our approach has been based on the observation that traditional methods of antibody discovery are slow, inefficient, and are limited by lack of diversity of antigenic sites, or epitopes, that are recognized using these methods. We believe these limitations impair drug developers’ ability to identify the best product candidates. We have created several technological solutions that are designed to address the key challenges in antibody development with the goal of incorporating our solutions into bispecific product candidates. First, we developed and acquired several complementary platforms that enable us to generate antibodies with a high level of epitope diversity and excellent physical and biochemical properties. Second, we have developed sophisticated technologies to screen our antibody sets in functional biological assays designed to prioritize antibodies with desirable biological activities. Third, we have developed our proprietary StitchMabsTM technology that allows us to rapidly evaluate the potential of the antibodies we discover in a bispecific antibody format.

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

We have focused exclusively on modulation of the immune system through the development of novel antibody therapeutics. Antibodies are structurally distinct Y-shaped proteins formed through the pairing of two long proteins, called heavy chains, and two short proteins, called light chains. Each heavy and light chain pair forms a binding site where the antibody specifically binds its target, which is also known as an antigen.

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

Our approach to bispecific antibody discovery encompasses four principles:

●	antibody diversity is required to generate a representative sample of possible therapies;

●	functional screening is critical to identifying optimal solutions;

●	a combinatorial approach enables parallel assessment of many potential bispecific antibodies; and

●	decisions made at the start of the discovery process have a major impact on successful clinical and commercial-scale manufacturing.

Antibody diversity

We obtained our initial pools of antibodies from multiple internally-developed platforms, including our custom phage display library and our transgenic mouse line. We constructed our phage display library based on the peripheral B cell diversity of 70 healthy human donors. This system allows us to generate large and highly diverse sets of antibodies that are fully human; target multiple epitopes on a target of interest; and possess excellent physical and biochemical properties. We describe these antibodies as having good ‘drug-like’ properties. To generate additional antibody candidates, we can also immunize a proprietary line of humanized transgenic mice with antigens of interest to isolate a diverse set of fully human antibodies that share a common human light chain, but distinct native mouse heavy chains. We estimate that the pool of antibodies from these two platforms represents over 1010 unique sequences.

We have expressed libraries of antibodies against any particular target using our Human Display technology which streamlines the expression of functional antibodies such that each cell expresses only one antibody clone. We then further screen our diverse sets of antibodies expressed with our Human Display technology to fine-tune for specificity. Sequence changes can be readily introduced to further optimize leads from our screens.

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

Common Light Chain Platform

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

A common light chain simplifies the production of bispecific antibodies

License Agreements

CTX-009

Our wholly owned subsidiary Trigr Therapeutics, Inc. (“TRIGR”) and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward.

ABL Bio received a $5 million upfront payment and a $6 million milestone payment. In addition, ABL Bio is eligible to receive up to $96 million of development and regulatory milestone payments, up to $303 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology. ABL Bio is also eligible to receive up to $75 million in development and regulatory milestone payments and up to $110 million in commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition, we have assumed all the rights and obligations of the TRIGR License Agreement.

CTX-471

We entered into an amended and restated collaboration agreement with Adimab, LLC ("Adimab"), dated February 11, 2015, as amended. This agreement relates to our license from Adimab for certain antibodies for development and commercialization as biopharmaceutical products, including our product candidate, CTX-471. We were granted an exclusive option to license antibodies under the agreement, which we exercised with respect to CTX-471. We are required to make payments upon achievement of development milestones that, as of December 31, 2022, amounted to $3.5 million, of which we have already made $1.5 million in milestone payments, and we have additional potential payments due in the amount of $2.0 million. In addition, we are required to pay royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.

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

Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of January 31, 2023, we have greater than 80 patent applications pending in the United States and foreign jurisdictions relating to CTX-009, CTX-471, CTX-8371 and other discovery and research programs. We have 6 patents issued in the United States related to our CTX-471 program, and 1 patent issued in the United States related to our CTX-8371 program. We also have access to patents issued in Australia, Europe and the United States related to our antibody and display programs as well as patents issued in Australia, Canada, China, Europe, Japan, Korea, Russia and United States related to our CTX-009 program.

More specifically, we have licensed 2 pending patent families with approximately 29 issued patents in U.S. and foreign jurisdictions related to our DLL4/VEGF antibody program including, but not limited to, our CTX-009 therapeutic candidate. Patents in these patent families are generally expected to start to expire in 2033, subject to possible extension.

We own 4 pending patent families with 6 issued U.S. patents, 4 U.S. Utility or provisional patent applications, and 40 patent applications in foreign jurisdictions, related to our CD137 agonist antibody therapeutic platform including, but not limited to, our CTX-471 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2038, subject to possible patent term extension.

We own 2 pending patent families with 1 issued U.S. patent, 2 U.S. Utility or provisional patent applications, and 18 patent applications in foreign jurisdictions, related to our PD-1/PD-L1 bispecific antibody therapeutic platform including, but not limited to, our CTX-8371 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own, or have an ownership interest in, 2 pending patent families with 2 U.S. Utility or provisional patent applications and 3 patent applications in foreign jurisdictions related to our discovery and research programs. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

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

Trademark Protection

We have filed for and obtained trademark protection in multiple jurisdictions for the COMPASS THERAPEUTICS word mark and logo for goods and services. We have filed for and obtained trademark protection on the StitchMabsTM word mark in the United States for services.

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

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, including CTX-009, CTX-471, CTX-8371 and our platform technologies, including our StitchMabsTM platform and our programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies, such as AbbVie, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Eli Lilly, Genentech, Inc., GlaxoSmithKline PLC, Johnson & Johnson, Merck & Co., Inc., Merck KGaA, Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

Product candidates that we successfully develop will compete with a range of therapies that are currently approved and any new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Currently marketed oncology drugs and therapeutics range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech Inc.’s Kadcyla, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’s Yervoy, to PD-1/PD-L1, such as BMS’s Opdivo, Merck & Co.’s Keytruda and Genentech’s Tecentriq, to T cell-engager immunotherapies, such as Amgen’s Blincyto and VEGF targets, such as Genentech Inc.’s Avastin. In addition to these marketed therapies, numerous compounds are in clinical development for the potential treatment of cancer.

Biliary tract cancers are aggressive and rare gastrointestinal cancers that have a very poor prognosis.  First line treatment of locally advanced or metastatic BTC includes the chemotherapy combination of gemcitabine and cisplatin, often with the addition of the PD-1 inhibitor Imfinzi® (durvalumab). In September of 2022, AstraZeneca received FDA approval of durvalumab in combination with gemcitabine/cisplatin for the first line treatment of BTC.  The only FDA approved therapies for second line treatment of BTC are targeted therapies that address specific tumor mutations or solid tumors that are microsatellite instability high. There is also recently emerging clinical data that blockade of the human epidermal growth factor receptor 2 (“Her-2”) may be beneficial to the small subset of patients in whom HER-2 is amplified. We believe that these targeted therapies are appropriate for 10-15% of BTC patients.

Colorectal cancer is the second most common cause of cancer deaths in the United States and constitutes approximately 10% of all annually diagnosed cancer and cancer related deaths globally. Treatment of metastatic disease in the first line typically includes either the VEGF inhibitor Avastin® (bevacizumab) or an EGFR inhibitor such as Erbitux® (cetuximab), combined with chemotherapy. Treatment in the second line includes re-treatment with either a VEGR or EGFR inhibitor and a different chemotherapy regimen that is either oxaliplatin or irinotecan based. Approved therapies for advanced patients with metastatic disease are limited, with approved agents such as Lonsurf® (trifluridine and tipiracil) and Stivarga® (regorafenib) offering only 1-2% response rates and improvement in survival of 1-2 months.

If we are successful in advancing one or more of our product candidates toward registrational trials and filing a BLA or BLAs, and if we are successful at obtaining approvals from the FDA or any other regulatory agency to market one or more of our product candidates, then the availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors, who may be successful at obtaining marketing approval from the FDA or other regulatory approval for their products prior to us obtaining marketing approval for our product candidates, could result in our competitors launching their products sooner and establishing a strong market position before we are even able to enter the market.

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

At the appropriate time in the future, and if one or more of our product candidates continues to advance successfully in development and enter registrational trials, we also plan to build a marketing and sales management organization to create and implement marketing strategies for any product candidates that we would potentially market through our own sales organization and to oversee and support our sales force. The responsibilities of such marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests and nonclinical animal studies, all performed in accordance with the Good Laboratory Practices ("GLP"), regulations;

●	submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials may begin and must be updated annually;

●	approval by an independent institutional review board ("IRB"), or ethics committee representing each clinical site before each clinical trial may be initiated;

●

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices ("GCPs"), to establish the safety and efficacy of the product candidate for each proposed indication;

●	preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;

●	review of the product application by an FDA advisory committee, where appropriate and if applicable;

●

a determination by the FDA within 60 days of its receipt of a BLA to file the application for review; satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices ("cGMP");

●	satisfactory completion of any FDA audits of the clinical trial sites to assure compliance with GCPs, and the integrity of clinical data in support of the BLA; and

●	FDA review and approval of a BLA for a biological product candidate that is safe, pure, and potent prior to any commercial marketing or sale of the product in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Before testing any drug or biologic in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation, and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a request for authorization from the FDA to administer an investigational biological product to humans in clinical trials. The central focus of an IND submission is on the general investigational plan, the protocol(s) for human trials and the safety of trial participants. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during clinical trials and may impose a partial clinical hold that would limit trials, for example, to certain doses or for a certain length of time.

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB, before the trials may be initiated and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a biological product is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

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

Phase 4. In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the biological product. Such post-approval trials are typically referred to as Phase 4 clinical trials.

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

Sponsors must also report to the FDA, within certain timeframes, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data and safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

A sponsor of an investigational biological product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational biological product. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational biological product or, as applicable, 15 days after the biological product receives a designation as a breakthrough therapy or fast track product.

Concurrent with clinical trials, sponsors usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Submission of a BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee. For fiscal year 2023, the application user fee is $3,242,026, and the sponsor of an approved BLA is also subject to an annual program fee of $393,933 for each approved biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

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

Under the accelerated approval program, the FDA may approve a BLA for a product that is intended to treat a serious or life-threatening disease or condition upon the determination that the product generally provides meaningful therapeutic benefit to patients over available treatments and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct post-approval confirmatory trials or complete ongoing trials in a diligent manner to verify the product’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that post-approval confirmatory trials be underway prior to approval or within a specific time period after accelerated approval is granted and the FDA has increased authority for expedited procedures to withdraw approval of a product or an indication approved under accelerated approval if, for example, the confirmatory trial is not conducted with due diligence or fails to verify the predicted clinical benefit of the product. Additionally, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for preapproval and pre-use review.

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

The FDA may suspend or revoke product license approvals if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a biological product and FDA may require labeling changes related to new reduced effectiveness information. Other potential consequences of a failure to maintain regulatory compliance include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, untitled or warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending BLAs or supplements to approved BLAs;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. In addition, The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The first biologic submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. Products deemed “interchangeable” by the FDA may be readily substituted by pharmacies and such substitution is which are governed by state pharmacy law.

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

In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the U.S. Department of Health and Human Services ("HHS"). CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations, and other organizations. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●

On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.

●	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

●

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

●

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

●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN"), Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (the “IRA”) further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

●

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

●

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

●

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

●

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

●

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

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●

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

Employees and Human Capital

As of December 31, 2022, we had 26 employees,13 of which were primarily engaged in research and development and clinical activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses with an accumulated deficit of $273 million as of December 31, 2022. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity, an underwritten public offering, a PIPE offering and borrowings under the 2018 loan and security agreement with Pacific Western Bank (“the 2018 Credit Facility”), which has since been terminated. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities, including clinical development, for our product candidates.

We expect that it will be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the preclinical and clinical development of our existing product candidates and our research programs;

●	leverage our research and development capabilities, including our proprietary StitchMabsTM technology, to advance additional product candidates into preclinical and clinical development;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	hire additional clinical, quality control, regulatory, scientific and administrative personnel;

●	expand our operational, financial and management systems and increase personnel, including to support our clinical development and our operations as a public company;

●	maintain, expand and protect our intellectual property portfolio;

●

establish a marketing, sales, distribution and medical affairs infrastructure to commercialize any products for which we may obtain marketing approval and commercialize, whether on our own or jointly with a partner;

●	acquire or in-license other technologies or engage in strategic partnerships; and

●	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our existing or future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates;

●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;

●	identifying and developing new product candidates;

●

launching and commercializing product candidates for which we obtain marketing approval by establishing a marketing, sales, distribution and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;

●

achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers and managed care organizations, for product candidates, if approved, that we or our collaborators develop;

●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;

●	addressing any competing technological and market developments;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;

●	defending against third-party interference or infringement claims, if any; and

●	attracting, hiring and retaining qualified personnel.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results and costs of researching and developing our product candidates, and of conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining marketing approval for any of our current or future product candidates we develop, if clinical trials are successful;

●	the costs of manufacturing our current and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;

●	the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials, the third-parties on whom we rely, and the supply of our product candidates;

●

the costs of commercialization activities, including marketing, sales and distribution costs, for our products and any future product candidates we develop, whether alone or with a collaborator, if any of these product candidates are approved for sale;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements on favorable terms, if at all;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;

●

our current collaboration and license agreements remaining in effect and our achievement of milestones and the timing and amount of milestone payments we are required to make, or that we may be eligible to receive, under those agreements;

●	the timing, receipt and amount of sales of, on our future products, if any; and

●	the emergence of competing therapies and other adverse developments in the oncology and immunology market.

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2022, we had $186.6 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

The current economic downturn and inflationary environment may harm our business and results of operations.

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies. These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity and limit our ability to grow our business, pursue acquisitions, or improve our operating infrastructure.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop our product candidates, retain or expand our current levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

●	finance unanticipated working capital requirements;

●	develop our product candidates;

●	pursue acquisitions or other strategic relationships; and

●	respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies and our clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	our plans to successfully submit investigational new drug ("IND"), applications with the FDA for our current and future product candidates;

●	our ability to complete preclinical studies for current or future product candidates;

●	successful enrollment in, including maintaining or reaching target enrollment levels during the COVID-19 pandemic, and completion of clinical trials;

●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;

●	our ability to establish agreements with third-party manufacturers on a timely and cost-efficient manner;

●

whether we are required by the FDA or comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned or anticipated to support approval of our product candidates;

●	acceptance of our proposed indications and the primary endpoint assessments evaluated in the clinical trials of our product candidates by the FDA and comparable foreign regulatory authorities;

●	receipt and maintenance of timely marketing approvals from applicable regulatory authorities;

●	successfully launching commercial sales of our product candidates, if approved;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if approved;

●	entry into collaborations to further the development of our product candidates;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

●	acceptance of the benefits and uses of our product candidates, if approved, by patients, the medical community and third-party payors;

●	maintaining a continued acceptable safety, tolerability and efficacy profile of the product candidates following approval;

●

our compliance with any post-approval requirements imposed on our products, such as post-marketing studies, a Risk Evaluation and Mitigation Strategy ("REMS"), or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost prohibitive;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;

●	our ability to identify bispecifics; and

●	enforcing and defending intellectual property rights and claims.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We cannot be certain the ongoing and planned preclinical studies or clinical trials for our current or any other future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	results from preclinical studies or clinical trials may not be predictive of results from later clinical trials of any product candidate;

●

the FDA or other regulatory authorities, Institutional Review Boards ("IRBs"), or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●

the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements on us, before permitting us to initiate a clinical trial;

●

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations ("CROs"), as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;

●

clinical trials of any product candidate may fail to show safety, purity or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical studies or clinical trials or which may cause us to decide to abandon product candidate development programs;

●

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

●

enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;

●

our CROs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

●

we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;

●

any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;

●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate;

●

we may face hurdles in addressing subject safety concerns that arise during the course of a trial, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates;

●	the supply, quality or timeliness of delivery of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and

●

we may need to change the manufacturing site and potentially the CDMO for our product candidates from those that are able to produce clinical supply for our Phase 1 clinical trials to those with the capacity and ability to perform commercial manufacturing and/or the production of clinical material for our later stage clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the Data and Safety Monitoring Board ("DSMB"), for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct additional “open-label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including but not limited to:

●	an inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;

●	delays in reaching a consensus with regulatory agencies on trial design;

●	any setbacks or delays on account of the ongoing COVID-19 pandemic; and

●	the FDA or foreign regulatory authorities not permitting the reliance on preclinical or other data from published scientific literature.

Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to test safety, to study PK and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules, and the results of any early-stage clinical trials may not be predictive of the results of later-stage, large-scale efficacy clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biological products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Our agonist monoclonal antibody technology is relatively new and no agonist monoclonal antibodies to any target have been approved to date. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not yet completed clinical trials that we have sponsored, we have not yet been able to meaningfully assess safety of those candidates in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, agonist antibodies have demonstrated substantial toxicity in humans and there is no assurance that our product candidates will not have the same adverse side effects. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our antibody therapeutics and our bispecifics, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our agonist antibodies or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Immuno-oncology drugs have been observed to cause side effects, generally related to over activation of the immune system. These include colitis, diabetes, pituitary inflammation, thyroiditis, myocarditis, liver inflammation, thrombocytopenia, among others. Our immuno-oncology product candidates may have similar or additional side effects. Treatment-related side effects may emerge at a later time in our trials. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated. There can be no assurance that any of our current or future product candidates will not demonstrate unacceptable toxicities in later testing that may render it unsafe or intolerable.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our trials are conducted or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product;

●	we may be required to recall a product or change the way such product is administered to patients;

●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients;

●	the product may become less competitive; and

●	our reputation may suffer.

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

The design and implementation of clinical trials is a complex process. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the trial results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our clinical trials. See “—Risks Related to Reliance on Third Parties—We rely or will rely on third parties to help conduct our ongoing and planned preclinical studies and clinical trials for our current product candidates and any future product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize for our current product candidates or future product candidates we develop and our business could be materially harmed.” Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for BLA submission and FDA approval of our current or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;

●	the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	the number and location of participating clinical sites or patients;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;

●	our ability to obtain and maintain patient informed consents for participation in our clinical trials;

●	the impact of the ongoing COVID-19 pandemic or future pandemics or similar events on patients’ willingness and ability to participate in clinical trials or on trial site policies; and

●

the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial. Additionally, the ongoing COVID-19 pandemic may have an impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to trial sites in the wake of the pandemic. Additionally, COVID-19 related trial site policies may create delays or setbacks in our ability to continue to enroll or to dose patients.

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

A trial design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of trials with smaller sample sizes and heterogeneous patient populations, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the trial results less reliable than trials with a larger number of subjects and with more homogeneous patient populations. As a result, there may be less certainty that our product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance seen, if any, in our clinical trials.

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

On June 25, 2021, we consummated the acquisition of all outstanding shares of TRIGR. As a result of this acquisition, we also acquired certain assets of TRIGR, including CTX-009 (a.k.a. ABL001), an anti-DLL4 x VEGF-A bispecific antibody that is undergoing clinical development in patients with advanced solid tumors in South Korea. While we have invested, and continue to invest, significant resources in due diligence, planning and integration of TRIGR, it is possible that significant issues and potential unknown liabilities may arise during the course of the integration and ongoing development of CTX-009, which may result in increased costs, delays in the initiation of clinical trials and other difficulties that are not presently contemplated.

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

●	In addition, there are risks inherent in conducting clinical trials in overseas jurisdictions, which may subject us to delays and expenses, such as:

●	regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct clinical trials;

●	differing and conflicting regulatory requirements;

●	foreign exchange fluctuations; manufacturing, customs, shipment, and storage requirements;

●	cultural differences in medical practice and clinical research; and

●	the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

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

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate has an acceptable risk-benefit profile in the proposed indication;

●

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that the facility in which a product candidate is manufactured meets standards designed to assure that the product candidate continues to be safe, pure, and potent;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;

●

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA or regulatory submissions to comparable regulatory authorities to obtain regulatory approval in such jurisdiction; and

●

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA or a comparable foreign regulatory authority that our product candidates are safe and effective for the requested indication;

●	the FDA or a comparable foreign regulatory authority’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

●	our inability to demonstrate that the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;

●	the FDA or a comparable foreign regulatory authority’s requirement for additional preclinical studies or clinical trials;

●	the FDA or a comparable foreign regulatory authority’s non-approval of the formulation, labeling, or specifications of our product candidates;

●

the FDA or a comparable regulatory authority’s failure to approve our manufacturing processes and facilities or the manufacturing processes and facilities of third-party manufacturers upon which we rely; or

●	potential for approval policies or regulations of the FDA or a comparable foreign regulatory authority to significantly change in a manner rendering our clinical data insufficient for approval.

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

Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s current good clinical practices requirements ("cGCP"), or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethical committees at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates manufactured in accordance with applicable cGMP. Clinical trials may be suspended by the FDA, other foreign regulatory authorities, us, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or trial protocols;

●	deficiencies in the clinical trial operations or trial sites;

●	unforeseen adverse side effects or the emergence of undue risks to trial subjects;

●	deficiencies in the trial design necessary to demonstrate efficacy;

●	the product candidate may not appear to offer benefits over current therapies; or

●	the quality or stability of the product candidate may fall below acceptable standards.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, tracking and tracing event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP, for any clinical trials that we may conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

●	suspension of, or imposition of restrictions on, the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;

●	Warning Letters or Untitled Letters, or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications we file, or suspension or revocation of approved biologics licenses;

●	product seizure or detention, monetary penalties, refusal to permit the import or export of the product, or placement on Import Alert; and

●	permanent injunctions and consent decrees including the imposition of civil or criminal penalties.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act (“FDORA”) the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-marketing confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, as a condition for accelerated approval pre-approval of promotional materials for products being considered for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development, regulatory review or approval process, and receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

If our current and any future product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our current and any future product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments, including those that are not yet approved;

●	the ability to offer our products, if approved, for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing, sales and distribution support;

●	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy; and

●	the prevalence and severity of any side effects.

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

Factors that may inhibit our efforts to market our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians in order to educate physicians about our product candidates, once approved;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human trials and may face greater risk if we commercialize any products that we develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against such claims, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate we may develop;

●	withdrawal of trial participants;

●	termination of clinical trial sites or entire trial programs;

●	injury to our reputation and significant negative media attention;

●	initiation of investigations by regulators;

●	significant time and costs to defend the related litigation;

●	substantial monetary awards to trial subjects or patients;

●	diversion of management and scientific resources from our business operations; and

●	the inability to commercialize any product candidates that we may develop.

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

Our ability to successfully commercialize our product candidates, whether as a single agent or combination therapy, will depend in part on the extent to which coverage and adequate reimbursement for our products and related treatments will be available from third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. See the section entitled, “Business — Government Regulation — Other Healthcare Laws and Compliance Requirements”.

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

The facilities used by our CDMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process at our CDMOs and are completely dependent on them for compliance with current regulatory requirements. If we or our CDMO cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates. In addition, we have limited control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CDMOs inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

●

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

●	we will likely need to change our CDMO for manufacturing our product candidates to one that can support large-scale manufacturing for later stage clinical trials as well as commercial supply needs;

●

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and

●

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we own or may own in the future. We rely, in part, on our third party payment services or our licensing partners to pay these fees due to the USPTO and to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction and may compromise the strength of other intellectual property in our portfolio. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("the Hatch Waxman Act"). The Hatch Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval or more than five years beyond the patent’s natural expiration date, only one patent may be extended per FDA-approved product, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control decisions the licensor or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another licensee in addition to our own product candidate, we may not be able to obtain that extension if the other licensee seeks and obtains that extension first. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the "the Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval or more than five years beyond the patent’s natural expiration date, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or the failure to otherwise satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded under an extension request could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or if the term of any requested extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, be able to enter the market sooner, and our revenue could be reduced, and our business, financial condition, prospects and results of operations could be materially harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license or may own in the future;

●	we, or any partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

●	we, or any partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

●

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may have an adverse effect on our business; and

●	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Changes to national patent laws and diminished or limited access to U.S. and/or foreign patent counsel and the courts in response to the ongoing COVID 19 pandemic may compromise our ability to pursue, obtain, enforce or defend our intellectual property patent protections throughout the world.

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

In the event we decide to conduct clinical trials in the EEA or the UK or enroll subjects residing in the EEA or the UK in our future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation ("EU GDPR"). Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (“U.K. GDPR”, together with the EU GDPR referred to as “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K. (see below), including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the U.K.’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K., as the country’s future laws may deviate from the GDPR. The UK Government has announced plans to reform its data protection legal framework but those have been put on hold.

The GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. On June 4, 2021, the European Commission (“EC”) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The U.K. is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which entered into force on 21 March 2022 and enables transfers originating from the U.K. Transfers made pursuant to these new mechanisms need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and businesses are required to adopt supplementary measures if such standard is not met. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

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

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. Further, under certain circumstances, these third parties may unilaterally terminate their agreements with us. If the third parties conducting our preclinical studies or our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GLP and cGCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

In the future, we may form or seek other strategic alliances, joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop. Such potential future collaborations involving our product candidates may pose various risks to us, including:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

●

collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation or that could jeopardize or invalidate our intellectual property or proprietary information, exposing us to potential litigation or other intellectual property proceedings;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●

disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

●

if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and

●	collaboration agreements may restrict our right to independently pursue new product candidates.

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

As our development plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●

managing our internal development efforts effectively, including the clinical and FDA review process for our current product candidates and any other current or future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our business, results of operations and future growth prospects could be materially and adversely affected by the ongoing COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify the impact the COVID-19 pandemic, or the future outbreak of any other highly infectious our contagious diseases, will have on our business operations in the future, which will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and the pandemic.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, unused federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and research and development tax credit carryforwards to offset future taxable income. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change net operating losses and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 30% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws that we have adopted in connection with the reverse contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

●

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

●

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

Any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, any future debt financing arrangement we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

General Risk Factors

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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the independent auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company,” we may continue to rely on exemptions from certain disclosure requirements that are available to “smaller reporting companies.” Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, “smaller reporting companies” have reduced disclosure obligations regarding executive compensation.

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

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	results of clinical trials of our product candidates;

●	the timing of the release of results of our clinical trials;

●	results of clinical trials of our competitors’ products;

●	safety issues with respect to our products or our competitors’ products;

●	regulatory actions with respect to our products or our competitors’ products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments affecting us or our industry;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	sales of our common stock by us, our insiders or our other stockholders;

●	speculation in the press or investment community;

●	announcement or expectation of additional financing efforts;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters and other calamities;

●	changes in market conditions for biopharmaceutical stocks; and

●	changes in general market and economic conditions.

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

As of February 24, 2023, there were approximately 150 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2020 Stock Option and Incentive Plan (the “2020 Plan”) is the only equity incentive plan approved and adopted by our stockholders and provides for the issuance of shares of our common stock to our officers and other employees, directors and consultants.

The following table presents information as of December 31, 2022 with respect to compensation plans or arrangements under which shares of our common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (000's)		Weighted-average exercise price of outstanding stock options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (000's)
Equity compensation plans approved by security holders	6,278	(1)	$3.89	(1)	2,445
Equity compensation plans not approved by security holders	193	(2)	—	(2)	—
Total	6,471		$3.89		2,445

(1)

Includes 900 thousand shares of common stock issuable (subject to vesting) with respect to restricted stock units granted pursuant to the 2020 Plan, at a grant date fair market value of $3.83 per share. This value is not included in the weighted average exercise price.

(2)

Includes 193 thousand shares of common stock issuable (subject to vesting) with respect to restricted stock awards granted prior to adoption of the 2020 Plan at a grant date fair market value of $1.74 per share.

On January 1, 2023, an additional 5.1 million shares became available for issuance for a total of 7.5 million shares available for future issuance. For further description of the equity compensation plans, see Note 9 to the financial statements included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Private Investment in Public Entity (“PIPE”) Offering

On November 2, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a PIPE financing an aggregate of 25,000,000 shares of our common stock at a purchase price of $3.21 per share. The 25,000,000 shares were issued on November 4, 2022. The gross proceeds to us from the PIPE are $80.3 million (before deducting placement agent fees and other expenses in connection with the offering).

In connection with the PIPE offering, we paid $4.5 million to the underwriters and for other legal and accounting costs, for net proceeds of $75.8 million.

The PIPE offering was made pursuant to our registration statement on Form S-3 (File No. 333-268652) filed with the SEC on December 2, 2022, and declared effective by the SEC on January 20, 2023, including a prospectus thereto that was filed with the SEC on January 24, 2023.

The PIPE offering was exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the PIPE offering was sold to “accredited investors”, as defined in Regulation D.

Item 6. [Reserved].

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

On June 25, 2021, we consummated a definitive merger agreement (the “Merger Agreement”) with Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company. Pursuant to the Merger Agreement, through our wholly-owned subsidiaries and a two-step merger structure, we acquired all of the outstanding shares of TRIGR (the “TRIGR Merger”). Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of our common stock (after giving effect to elimination of fractional shares that would otherwise be issued). In addition, TRIGR shareholders are eligible to receive up to $9 million, representing earnout payments which are dependent on certain events, including a $2 million earnout payment which was paid in 2021 and a $5 million earnout which is dependent on biologics license application approval of a product candidate acquired in the transaction, renamed CTX-009.

Financial Overview

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from private placements of preferred and common equity, an underwritten public offering in the fourth quarter of 2021 and borrowings under the 2018 loan and security agreement with Pacific Western Bank (the "2018 Credit Facility", which was paid off and cancelled as of November 2021). Through December 31, 2022, we had received gross proceeds of $409 million from the sale of equity securities, including $80.3 million in gross proceeds from our additional common stock issued pursuant to a private investment in public equity (“PIPE”) (see Note 11 to our consolidated financial statements).

We have incurred significant operating losses since inception. We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $39.2 million and $82.2 million for the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, we had an accumulated deficit of $273 million. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of December 31, 2022, we had $186.6 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditures requirements into 2026. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

On June 17, 2020, we completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger and Reorganization, by and among us, Compass Acquisition LLC and Compass Therapeutics, and, as a result, Compass Therapeutics became a wholly-owned subsidiary of the Company. Additionally, certain of our wholly-owned subsidiaries, each, a Blocker Merger Sub, merged with and into the applicable blocker entity (the "Blockers"), in transactions which we refer to as the Blocker Mergers.

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

The following discussion highlights Compass Therapeutics, Inc.’s consolidated results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and the consolidated statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such consolidated financial statements and the related notes thereto.

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

Private Investment in Public Entity (“PIPE”) Offering

On November 2, 2022, we entered into a securities purchase agreement ("the "Securities Purchase Agreement") with certain accredited investors (the "Investors") pursuant to which we agreed to sell and issue to the Investors in a PIPE financing an aggregate of 25,000,000 shares of our common stock at a purchase price of $3.21 per share. The 25,000,000 shares were issued on November 4, 2022. The gross proceeds to us from the PIPE are $80.3 million (before deducting placement agent fees and other expenses in connection with the offering).

In connection with the PIPE offering, we paid $4.5 million to the underwriters and for other legal and accounting costs, for net proceeds of $75.8 million.

The PIPE offering was made pursuant to our registration statement on Form S-3 (File No. 333-268652), filed with the SEC on December 2, 2022, and declared effective by the SEC on January 20, 2023, including a prospectus thereto that was filed with the SEC on January 24, 2023.

The PIPE offering was exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the PIPE offering was sold to “accredited investors”, as defined in Regulation D.

COVID-19 Update

In December 2019, COVID-19, was declared a pandemic by the World Health Organization. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact, and the economic impact on local, regional, national and international markets.

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

We have been able to continue to pursue clinical trials of CTX-009 and of CTX-471 without significant delays, however, we have experienced some temporary delays in the enrollment of patients due to the COVID-19 pandemic. We could experience some additional temporary delays or disruptions due to the ongoing COVID-19 pandemic, including limited or reduced patient access to trial investigators, hospitals and trial sites, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites, which could adversely impact our development plans, including the initiation of planned clinical trials and our ability to conduct ongoing clinical trials. We also expect that COVID-19 precautions may directly or indirectly impact (i) our employees and business operations or personnel at third-party suppliers and other vendors in the U.S. and other countries, (ii) the availability, cost or supply of materials, and (iii) the timeline for our ongoing clinical trial and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income.  We do not expect the IRA to have a material impact on our consolidated financial statements.

Components of Results of Operations

In-process R&D

In-process R&D expenses consists of the 2021 acquisition of TRIGR, whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed in 2021. See Note 16 to the consolidated financial statements contained in this Form 10-K for further description of the accounting of this transaction. There were no In-process R&D expenses in 2022.

Research and development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-009, CTX-471 and CTX-8371, as well as unrelated preclinical and discovery program expenses. We expense research and development costs as incurred. These expenses include:

●	development milestone payments due in connection with our product candidates;

●	employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;

●	Contract Research Organizations (“CROs”) that are primarily engaged to support the clinical development of our product candidates;

●

Contract Development Manufacturing Organizations (“CDMOs”) that are primarily engaged to provide drug substance and drug product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;

●	cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;

●	costs related to compliance with quality and regulatory requirements; and

●	payments made under third-party licensing agreements.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

Our clinical development costs may vary significantly based on factors such as:

●	per patient trial costs;

●	the number of trials required for approval;

●	the number of sites included in the trials;

●	the location where the trials are conducted;

●	the length of time required to enroll eligible patients;

●	the number of patients that participate in the trials;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	potential additional safety monitoring requested by regulatory agencies;

●	the duration of patient participation in the trials and follow-up;

●	the cost and timing of manufacturing our product candidates;

●	the phase of development of our product candidates; and

●	the efficacy and safety profile of our product candidates.

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of nonclinical and clinical development activities;

●	the number and scope of nonclinical and clinical programs we decide to pursue;

●	raising necessary additional funds;

●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

●	our ability to maintain our current development program and to establish new ones;

●	our ability to establish new licensing or collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

●	the availability of drug substance and drug product for use in production of our product candidate;

●	establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	our ability to protect our rights in our intellectual property portfolio;

●	the commercialization of our product candidate, if and when approved;

●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

●	the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;

●	competition with other products;

●

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the ongoing COVID-19 pandemic or similar public health crisis; and

●	a continued acceptable safety profile of our therapies following approval.

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

Other income (expense)

In 2022, the main component of other income was interest income from marketable securities. In 2021, the main component was interest expense related to cash interest under our 2018 Credit Facility that we entered into in March 2018, which as of December 31, 2021 had been terminated. In addition, other income and expenses include realized gains and losses on sale or disposal of equipment.

Income taxes

We are organized as a Delaware corporation and treated as a c-corporation for federal and state income taxes. Our wholly-owned subsidiaries are included in the consolidated corporate tax return. Prior to the Merger in 2020, we were established as a Delaware limited liability company, and the business that was acquired in the Merger was treated as a partnership for income tax reporting purposes; therefore, federal and state income taxes were the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company were recorded in our consolidated financial statements. All such taxes have been recorded in our financial statements. As of December 31, 2022 we recorded a net deferred tax asset of $28.0 million primarily related to a net operating loss carryforward, section 174 capitalization, research and development tax credit carryforward, and capitalized licensing fees. The asset has a corresponding full deferred tax valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. See Note 15 to our consolidated financial statements appearing in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes the results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(000's)
Operating expenses:
Research and development	$29,997	$20,337	$9,660
General and administrative	11,658	10,927	731
In-Process R&D	—	50,618	(50,618)
Total operating expenses	41,655	81,882	(40,227)
Loss from operations	(41,655)	(81,882)	40,227
Other income (expense)	2,430	(299)	2,729
Loss before income tax expense	(39,225)	(82,181)	42,956
Income tax expense	—	—	—
Net loss	$(39,225)	$(82,181)	$42,956

Research and development expenses

Research and development expenses increased by $9.7 million from $20.3 million in 2021 to $30.0 million in 2022. This increase was primarily attributable to a $10.3 million increase in clinical, manufacturing, toxicology studies and other costs related to our three main programs describe below.

We track supplies, outsourced development, personnel costs and other research and development costs of specific programs. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2022	2021
	(000's)
CTX-009	$13,130	$6,861
CTX-471	4,767	3,856
CTX-8371	5,556	2,468
Other research and development expenses	6,544	7,152
Total research and development expenses	$29,997	$20,337

General and administrative expenses

General and administrative expenses increased by $0.7 million from $10.9 million in 2021 to $11.7 million in 2022. The increase was primarily attributable to higher stock compensation expense of $1.2 million offset by lower legal costs of $0.5 million. We anticipate that our general and administrative expenses will increase in the future as we expand our operations to support our growing research and development efforts.

Other income (expense)

Other income (expense) increased by $2.7 million from $0.3 million of expense in 2021 to $2.4 million of income in 2022. The primary change was an increase in interest income of $2.3 million and a decrease of interest expense of $0.4 million.

In-process R&D

In-process R&D expenses consists of the acquisition of TRIGR, whose primary asset is CTX-009, an anti-DLL4 x VEGF-A bispecific antibody. As we expense research and development costs as incurred, the cost of this acquisition was expensed in 2021. See Note 16 to the consolidated financial statements contained in this Form 10-K for further description of the accounting of this transaction.

Income tax expense

We did not have income tax expense in 2022 or 2021.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We have funded our operations primarily with proceeds from private placements of preferred and common equity and an underwritten public offering in the fourth quarter of 2021. Through December 31, 2022, we had received gross proceeds of $409 million from the sale of equity securities, including $136.5 million in gross proceeds from our Follow-On Public Offering (as defined above), $60.5 million in gross proceeds from the sale of our common stock in the Private Placement (as defined above) and $80.3 million in gross proceeds from a PIPE financing. In addition, we received $15 million in term loan borrowings under the 2018 Credit Facility, which was paid off and cancelled as of November 2021. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $186.6 million.

On July 9, 2021, we filed an S-3 registration statement which became effective July 20, 2021. Included in this registration statement was a shelf registration allowing us to sell securities up to $300 million. The Follow-On Public Offering was made pursuant to this registration statement. In addition, the S-3 registration statement included a sales agreement with B. Riley Securities, Inc., pursuant to which we could offer and sell shares of our common stock having an aggregate of up to $75 million. We terminated the sales agreement with B. Riley effective July 29, 2022.

On August 1, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75 million.

On December 2, 2022, we filed an S-3 registration statement which was declared effective by the SEC on January 20, 2023, for the shares issued through the PIPE offering.

Indebtedness

In March 2018, we entered into a credit facility with Pacific Western Bank ("2018 Credit Facility") which matured on March 1, 2022 and consisted of $15.0 million in term loans. We made interest-only payments through March 31, 2020, and beginning in April 2020, we began to make monthly payments of $625 thousand toward principal plus interest. The 2018 Credit Facility included a success fee of $1.1 million to the lender which was paid upon completion of the Merger. We paid the balance of this loan in November 2021. As of December 31, 2021 and 2022, the Company had no loan obligations.

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

We will need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
	(000's)
Cash used in operating activities	$(34,125)	$(19,666)
Cash used in investing activities	(151,200)	(1,770)
Cash provided by financing activities	75,757	118,611
Net increase (decrease) in cash, cash equivalents and restricted cash	$(109,568)	$97,175

Operating Activities

During the year ended December 31, 2022, we used $34.1 million of cash in operating activities, resulting from our net loss of $39.2 million and the change in operating assets and liabilities of $1.4 million, offset by non-cash charges of $6.4 million. Our non-cash charges primarily consisted of stock-based compensation expense of $5.3 million and amortization of ROU asset of $1.1 million. The change in our operating assets and liabilities of $1.4 million was related to the increase in prepaid expenses of $5.6 million, primarily from prepaid manufacturing expenses related to CTX-009, partially offset by an increase in short term liabilities of $4.3 million, primarily related to manufacturing expenses related to CTX-009.

During the year ended December 31, 2021, we used $19.7 million of cash in operating activities, resulting from our net loss of $82.2 million and the change in operating assets and liabilities of $6.2 million, offset by non-cash charges of $56.3 million. Our non-cash charges were comprised of the write-off of in-process R&D of $50.6 million, depreciation and amortization of $0.6 million, gain on disposal of equipment of $42 thousand, stock-based compensation expense of $4.0 million, non-cash interest expense of $41 thousand and amortization of ROU asset of $1.1 million. The change in our operating assets and liabilities was primarily related to an increase in accrued expenses primarily driven by the $6.0 million accrued milestone payment.

Investing Activities

During the year ended December 31, 2022 cash used in investing activities was $151.2 million, which was primarily attributed to the purchase of marketable securities of $200.1 million offset by the sale or maturity or marketable securities of $49.0 million. We did not have marketable securities in 2021. During the year ended December 31, 2021 cash used in investing activities was $1.8 million, which was attributed to purchase of property and equipment of $1.6 million, primarily from leasehold improvements in our new facility, $0.3 million from asset acquisition costs related to the TRIGR transaction and $0.1 million in proceeds from the sale of equipment.

Financing Activities

During the year ended December 31, 2022, we had $75.8 million of net cash provided by financing activities. This was primarily due to the closing of the PIPE Offering in the fourth quarter of 2022, which resulted in net proceeds of $75.7 million. During the year ended December 31, 2021, we had $118.6 million of net cash provided by financing activities. This was primarily due to the closing of the Follow-on Public Offering in the fourth quarter of 2021, which resulted in net proceeds of $128.0 million that were partially offset by $9.4 million in payments under the 2018 Credit Facility.

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

●

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies or trials that had previously been agreed to;

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of our product candidates, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period (000's)(3)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)	$3,155	$1,233	$1,922	$—	$—
Manufacturing commitments(2)	8,758	8,758	—	—	—
Total	$11,913	$9,991	$1,922	$—	$—

__________

(1)	Reflects payments due for our leases of office and laboratory space in Boston, Massachusetts under an operating lease agreement that expires in May 2025.
(2)	Amounts in the table reflect the non-cancelable purchase commitments under agreements with external CDMOs which we have engaged to manufacture clinical trial materials.
(3)

This table does not include (i) any milestone payments that are not deemed probable under license agreements as the timing and likelihood of such payments are not known with certainty, (ii) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (iii) contracts that are entered into in the ordinary course of business which are cancelable.

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

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing in this Form 10-K, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expenses relating to these costs. As of December 31, 2022, we have $6.4 million of accrued and prepaid manufacturing expenses for the purchase and manufacture of drug product for CTX-009 related to minimum contractual obligations with two CDMO’s.

Stock Awards and Unit-Based Compensation

The following table summarizes stock awards and unit-based compensation expense:

	Year Ended December 31,
	2022	2021
	(000's)
Research and development	$781	$658
General and administrative	4,549	3,371
Total stock compensation expense	$5,330	$4,029

See Notes 3 and 9 to our consolidated financial statements appearing in this Form 10-K for additional stock compensation information.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our consolidated financial statements appearing in this Annual Report.

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

Item 8. Financial Statements and Supplementary Data.

COMPASS THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Compass Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2023

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value per share data)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$34,946	$144,514
Marketable securities	151,663	—
Prepaid expenses and other current assets	8,182	2,591
Total current assets	194,791	147,105
Property and equipment, net	1,567	2,243
Operating lease, right-of-use ("ROU") asset	2,967	4,089
Other assets	320	320
Total assets	$199,645	$153,757
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,382	$867
Accrued expenses	11,690	8,775
Operating lease obligations, current portion	1,097	989
Total current liabilities	16,169	10,631
Operating lease obligations, net of long-term portion	1,838	3,048
Total liabilities	18,007	13,679

Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 126,495 and 101,303 shares issued at December 31, 2022 and 2021, respectively; 126,302 and 100,832 shares outstanding at December 31, 2022 and 2021, respectively	13	10
Additional paid-in-capital	454,741	373,657
Accumulated other comprehensive loss	(302)	—
Accumulated deficit	(272,814)	(233,589)
Total stockholders' equity	181,638	140,078
Total liabilities and stockholders' equity	$199,645	$153,757

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$29,997	$20,337
General and administrative	11,658	10,927
In-process R&D	—	50,618
Total operating expenses	41,655	81,882
Loss from operations	(41,655)	(81,882)
Other income (expense)	2,430	(299)
Loss before income tax expense	(39,225)	(82,181)
Income tax expense	—	—
Net loss	$(39,225)	$(82,181)
Net loss per share - basic and diluted	$(0.37)	$(1.31)
Basic and diluted weighted average shares outstanding	105,186	62,870

Other comprehensive loss:
Net loss	$(39,225)	$(82,181)
Unrealized loss on marketable securities	(302)	—
Comprehensive loss	$(39,527)	$(82,181)

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	51,221	$5	$191,348	$—	$(151,408)	$39,945
Common shares issued for Trigr Therapeutics, Inc. acquisition	10,265	1	50,299	—	—	50,300
Common shares issued in Public Offering, net of issuance costs of $8.5 million	38,987	4	127,981	—	—	127,985
Share-based awards	359	—	—	—	—	—
Stock-based compensation	—	—	4,029	—	—	4,029
Net loss	—	—	—	—	(82,181)	(82,181)
Balance at December 31, 2021	100,832	$10	$373,657	$0	$(233,589)	$140,078
Common shares issued in PIPE Offering, net of issuance costs of $4.5 million	25,000	$3	$75,739	$—	$—	$75,742
Common stock issued upon exercise of options	6	—	15	—	—	15
Share-based awards	559	—	—	—	—	—
Stock-based compensation	—	—	5,330	—	—	5,330
Cancelled shares	(95)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(39,225)	(39,225)
Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(39,225)	$(82,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	782	566
Gain on disposal of equipment	(70)	(42)
Noncash interest expense	—	41
Stock-based compensation	5,330	4,029
Amortization of premium and discount on marketable securities	(801)	—
Write-off of in-process R&D	—	50,618
ROU asset amortization	1,122	1,058
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,591)	534
Accounts payable	2,515	(194)
Accrued expenses	2,915	7,016
Operating lease liability	(1,102)	(1,111)
Net cash used in operating activities	(34,125)	(19,666)
Cash flows from investing activities:
Purchases of marketable securities	(200,119)	—
Proceeds from sale or maturities of marketable securities	48,955	—
Purchases of property and equipment	(212)	(1,568)
Asset acquisition costs	—	(318)
Proceeds from sale of equipment	176	116
Net cash used in investing activities	(151,200)	(1,770)
Cash flows from financing activities:
Net proceeds from issuance of common stock	76,237	128,267
Issuance costs from issuance of common stock	(495)	(281)
Proceeds from exercise of stock options	15	—
Repayment of borrowings under loan	—	(9,375)
Net cash provided by financing activities	75,757	118,611
Net change in cash, cash equivalents and restricted cash	(109,568)	97,175
Cash, cash equivalents and restricted cash at beginning of year	144,514	47,339
Cash, cash equivalents and restricted cash at end of year	$34,946	$144,514
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$370
ROU asset acquired through operating leases	$—	$5,148
Issuance of common stock for acquisition of Trigr Therapeutics, Inc.	$—	$50,300
Fixed asset costs included in accrued expenses	$—	$187
Unrealized loss on marketable securities	$302	$—

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

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

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities and borrowings under the 2018 Credit Facility. The Company has incurred recurring losses since its inception and had an accumulated deficit of $273 million on December 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into 2026. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds or commercial paper. Cash equivalents are stated at cost, which approximates market value. Cash and Cash equivalents were $34.9 million and $144.5 million on December 31, 2022 and 2021, respectively.

Marketable Securities

All of the Company’s investment securities are debt securities and bank instruments. The Company carries these investments at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, if any, are also included in interest income. The cost of securities sold is based on the specific identification method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash equivalents and marketable securities. The Company invests its excess cash primarily in money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company has not experienced any realized losses related to its cash equivalents and marketable securities.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and right-of-use (“ROU”) assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●

Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data.

●

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

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development and preclinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

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

Stock price: The stock price used to value equity awards is based on the closing price of the Company’s common stock as reported on the date of the grant. For equity awards issued after June 2020 until the Company started trading on a public market in the second quarter of 2021, the valuation of the Company’s common stock was $5.00 per share, which was the share price paid by outside investors in the Company’s Private Placement in June 2020.

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

The following potentially dilutive securities outstanding as of December 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
	(000's)
Restricted stock units	900	1,200
Stock options	5,378	3,659
Nonvested restricted stock	193	471
Total	6,471	5,330

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the deferred tax benefits will not be realized.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016 02, Leases, which requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The standard continues to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under the old standard. Finance leases result in an accelerated expense similar to the accounting for capital leases under the old standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The Company adopted the new standard on January 1, 2021, using a modified retrospective approach and as a result did not adjust prior periods. Adoption of the standard resulted in the recording of $5.1 million of operating lease ROU assets and operating lease liabilities but did not have a material impact on the Company’s net loss or cash flows. There were no operating leases acquired in 2022.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard was effective beginning January 1, 2022. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position and results of operations upon adoption.

There are no other pending accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2022 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$87,760	$—	$87,760
Commercial paper	37,682	—	—	37,682
Certificates of deposit	—	19,667	—	19,667
Asset-backed securities	—	6,554	—	6,554
Money market funds (cash equivalents)	9,438	—	—	9,438
Total assets	$47,120	$113,981	$—	$161,101

Fair Value Measurements as of December 31, 2021 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Money market funds (cash equivalents)	$130,005	$—	$—	$130,005
Total assets	$130,005	$—	$—	$130,005

5.	Marketable Securities

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

The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in other income (loss) in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis. The Company classifies marketable securities that are available for use in current operations as current assets on the consolidated balance sheet.

The following tables summarize marketable securities held at December 31, 2022 (in thousands):

	Fair Value Measurements as of December 31, 2022 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$87,998	$12	$(250)	$87,760
Commercial paper	37,680	33	(31)	37,682
Certificates of deposit	19,689	16	(38)	19,667
Asset-backed securities	6,598	3	(47)	6,554
Total assets	$151,965	$64	$(366)	$151,663

As of
December 31, 2022
Maturing in one year or less	$134,620
Maturing after one year through two years	17,043
Total	$151,663

There were no marketable securities as of December 31, 2021.

6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
	(000's)
Equipment	$5,137	$5,351
Furniture and fixtures	22	22
Leasehold improvements	1,612	1,531
Software	364	365
Total property and equipment–at cost	7,135	7,269
Less: Accumulated depreciation and amortization	(5,568)	(5,026)
Property and equipment, net	$1,567	$2,243

Total depreciation and amortization expense for years ended December 31, 2022 and 2021, was $0.8 million and $0.6 million, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
	(000's)
Project expenses	$10,038	$704
Compensation and benefits	1,556	1,601
Accrued milestone	—	6,000
Other	96	470
Total accrued expenses	$11,690	$8,775

Project expenses is primarily made up of $8.8 million of accrued manufacturing expenses and $1.3 million of accrued clinical expenses. Manufacturing expenses are primarily for the manufacture and purchase of drug product for CTX-009 including $6.4 million of minimum contractual obligations.

8.	Stockholders’ Equity

In June 2021, the Company issued 10.3 million shares of its common stock related to the acquisition of Trigr Therapeutics, Inc. (“TRIGR”). In the fourth quarter of 2022, 95 thousand of these shares were cancelled due to contractual obligations outstanding prior to the acquisition. See Note 16 for further information on the TRIGR transaction.

In November 2021, the Company sold through an underwritten public offering, 35,715,000 shares of the Company’s common stock, at a price to the public of $3.50 per share, less underwriting discounts and commissions. The Company granted the underwriters a 30-day option to purchase up to an additional 5,357,250 shares of Common Stock, at the public offering price of $3.50, less any underwriting discounts and commissions. In December 2021, pursuant to this 30-day option, the Company sold an additional 3,271,857 shares of our common stock, for a total of 38,986,857 shares of common stock sold as part of the Follow-On Public Offering. The aggregate gross proceeds from the Follow-On Public Offering were approximately $136.5 million. In connection with the Follow-On Public Offering, we paid the underwriters and other legal and accounting costs of $8.5 million, for net proceeds of approximately $128.0 million.

In November 2022, the Company sold through a Private Investment in Public Entity (“PIPE”) offering of 25,000,000 shares of our common stock at a purchase price of $3.21 per share. The gross proceeds to us from the PIPE were $80.3 million. In connection with the PIPE, the Company paid $4.5 million to the underwriters (and for other legal and accounting costs), for net proceeds of $75.7 million.

9.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021
	(000's)
Research and development	$781	$658
General and administrative	4,549	3,371
Total	$5,330	$4,029

Restricted Stock

A summary of the Company’s restricted share activity during the years ended December 31, 2022 and 2021 is as follows:

	Shares (000's)	Estimated Fair Value Per Share
Unvested, December 31, 2020	896	$2.46
Granted	—	$—
Vested	(359)	$1.83
Forfeited or canceled	(66)	$1.70
Unvested, December 31, 2021	471	$1.76
Granted	—	$—
Vested	(258)	$1.77
Forfeited or canceled	(20)	$1.77
Unvested, December 31, 2022	193	$1.74

The weighted average grant date fair value for unvested restricted stock as of December 31, 2022 was $1.74 per share. As of December 31, 2022, remaining unrecognized compensation cost related to restricted stock awards to be recognized in future periods totaled $0.3 million, which is expected to be recognized over a weighted average period of 0.9 years. No restricted share awards were granted for the year ended December 31, 2022 and 2021.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Plan and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of (i) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by the plan administrator no later than the immediately preceding December 31. As of December 31, 2022, 2.48 million shares remain available for future grant. On January 1, 2023, an additional 5.06 million shares became available for issuance based on 4% of the outstanding shares of common stock, for a total of 7.54 million shares available for issuance.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

	Number of Nonvested Options (000's)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2020	2,159	$5.00	9.69	$—
Granted	1,822	$5.02	9.27	$—
Exercised	—	$—	—	$—
Forfeited/cancelled	(322)	$5.00	—	$—
Outstanding at December 31, 2021	3,659	$5.01	8.98	$—
Granted	2,277	$2.30	8.81	$—
Exercised	(6)	$2.26	—	$6
Forfeited/cancelled	(552)	$4.78	—	$118
Outstanding at December 31, 2022	5,378	$3.89	8.24	$6,316
Vested at December 31, 2022	2,710	$4.65	7.62	$1,216

For the year ended December 31, 2022, the weighted average grant date fair value for options granted was $3.89. The aggregate intrinsic value for options vested and outstanding as of December 31, 2022 was $1.2 million and $6.3 million, respectively. As of December 31, 2022, the unrecognized compensation cost related to outstanding options was $5.9 million, expected to be recognized over a weighted average period of approximately 2.7 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.0	6.1
Risk-free rate	2.02%	0.85%
Expected volatility	94%	91%

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2020	—	$—	$—
Granted	1,200	3.83	4,596
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, December 31, 2021	1,200	$3.83	$4,596
Granted	—	$—	$—
Vested	(300)	3.83	(1,149)
Forfeited or canceled	—	—	—
Unvested, December 31, 2022	900	$3.83	$3,447

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of December 31, 2022, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $3.3 million, which is expected to be recognized over a weighted average period of 2.9 years. As of December 31, 2022, the total unrecognized compensation cost from all plans to be recognized in future periods totaled approximately $9.5 million.

10.	License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreements

Our wholly-owned subsidiary, TRIGR, and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and $6 million development milestone payment. In addition, ABL Bio is eligible to receive up to $96 million of development and regulatory milestone payments, and up to $303 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in Oncology..  ABL Bio is also eligible to receive up to $75 million in development and regulatory milestones and up to $110 million in commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in Ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition in 2021, the TRIGR License Agreement was assigned to the Company and the Company has assumed all the rights and liabilities of the agreement. See Note 16 for further information on the TRIGR transaction.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licenses two bispecific antibodies that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC ("Adimab") on October 16, 2014. The agreement was amended on February 11, 2015. The agreement also includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale. There were no milestone payments made during the year ended December 31, 2022. The Company made milestone payments of $1.5 million in research and development during the year ended December 31, 2019, upon filing an IND for its product candidates associated with this license and first dosing of patient. As of December 31, 2022, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is two years and five months as of December 31, 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the consolidated balance sheets:

(000's)
Years ending December 31,
2023	$1,233
2024	1,379
2025	543
Total minimum lease payments	3,155
Less: amount of lease payments representing interest	(220)
Present value of future minimum lease payments	2,935
Less: operating lease obligations, current portion	(1,097)
Operating lease obligations, long-term portion	$1,838

Milestone payments

As part of the ABL Bio agreements, the Company is obligated to pay certain development milestone payments.  In the fourth quarter of 2021, the Company was notified of the completion of Phase 1b of the clinical trial for CTX-009.  As a result, the Company was obligated to pay a $6.0 million milestone payment to ABL Bio on the deliverance of the final report related to the clinical trial. There were no accrued milestone payments as of December 31, 2022. See Note 10 for this and other agreements.

12.	Related Parties and Related-Party Transactions

There were no material related party transactions during the years ended December 31, 2022 and 2021.

13.	Other income (expense)

Other income (expense) consisted of the following:

	December 31,
	2022	2021
	(000's)
Interest income	$2,360	$29
Interest expense	—	(370)
Realized gain on disposal of equipment	70	42
Total other income (expenses)	$2,430	$(299)

14.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. The Company made matching contributions of $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

15.	Income Taxes

The Company had no income tax for the years ended December 31, 2022 and 2021.

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State taxes	5.6%	2.1%
Share-based compensation & other nondeductible expenses	-2.7%	-1.0%
Write-off of in-process R&D	0.0%	-12.9%
Research credits	1.4%	0.8%
Other	-0.1%	0.0%
Change in valuation allowance	-25.2%	-10.0%
Total	0.0%	0.0%

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $28.0 million and $18.1 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company has U.S. federal and state net operating loss carryforwards (“NOLs”) of $59.1 million and $42.5 million, respectively. As of December 31, 2022, the Company has federal and state research and development credit carryforwards (“R&D credits”) of $1.4 million and $2.4 million, respectively. For income tax purposes, federal NOLs will not expire since they were generated after 2017 and federal R&D credits will begin expiring in 2039. For income tax purposes, state NOLs and state R&D credits will begin to expire in 2040 and 2031, respectively.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized with a half-year convention over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $28.6 million and amortized $1.8 million of R&D expenses incurred for the year ended December 31, 2022.

As of December 31, 2022, the Company had no uncertain tax positions, and as such, no related interest or penalties have been recorded in the statement of operations and comprehensive loss. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2022 will remain subject to examination until the respective tax year is closed. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2022.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets	(000's)
Federal net operating loss carryforwards	$12,405	$10,847
State net operating loss carryforwards	2,687	2,228
Research and development credits	3,273	2,716
Section 174 Capitalization	7,294	—
Share-based compensation	701	706
Lease liabilities	801	1,131
Capitalized licensing fees	1,591	1,637
Other	70	22
Subtotal	28,822	19,287
Less valuation allowance	(28,013)	(18,113)
Deferred tax assets, net of valuation allowance	809	1,174

Deferred tax liabilities
Right-of-use assets	(809)	(1,116)
Other	—	(58)
Net deferred tax assets	$—	$—

16.	Merger Transaction

On May 11, 2021, the Company and Trigr Therapeutics, Inc. (“TRIGR”), a private biotechnology company, entered into a definitive merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, through its wholly-owned subsidiaries and a two-step merger structure, acquired all the outstanding shares of TRIGR (the “TRIGR Merger”). On June 25, 2021, the TRIGR Merger was consummated. Consideration payable to TRIGR shareholders at closing totaled an aggregate of 10,265,133 shares of the Company’s common stock with a fair value of $50.3 million (after giving effect to elimination of fractional shares that would otherwise be issued). The Company incurred approximately $0.3 million of accounting and legal costs associated with the merger, for a total cost of the transaction of $50.6 million which was reported in 2021.

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

To determine whether the transaction meets the definition of a business acquisition or an asset acquisition in accordance with ASC 805-10-55, we had to assess the nature of the transaction and the fair value of the assets acquired in the transaction. Our assessment concluded that the fair value of the transaction was substantially concentrated in a license to a single identifiable asset, CTX-009, and a potential financial interest (in the form of royalties) in an additional set of early-stage similar assets. The guidance further requires a business acquisition to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Because all asset acquisitions include inputs, the existence of a substantive process is what distinguishes a business acquisition from an asset acquisition. Our assessment was that there is no process or outputs that were being acquired with the TRIGR acquisition. As a result, the TRIGR acquisition was considered to fall under the guidance of an asset acquisition rather than a business acquisition. Accordingly, the Company allocated the $50.3 million transaction amount and $0.3 million of transaction costs to the acquired license. As the license is considered in-process R&D, the Company expensed the acquired asset on the transaction date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC"), with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

23.1**	Consent of CohnReznick LLP, independent registered public accounting firm

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Filed herewith.
†	Portions of this exhibit have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compass Therapeutics, Inc.

Date: March 15, 2023	By:	/s/ Thomas J. Schuetz
Thomas J. Schuetz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas J. Schuetz	Chief Executive Officer and Director	March 15, 2023
Thomas J. Schuetz	(Principal Executive Officer)

/s/ Vered Bisker-Leib	President and Chief Operating Officer	March 15, 2023
Vered Bisker-Leib	(Principal Financial and Accounting Officer)

/s/ Carl L. Gordon	Chair of the Board	March 15, 2023
Carl L. Gordon

/s/ Phil Ferneau	Director	March 15, 2023
Phil Ferneau

/s/ Mary Ann Gray	Director	March 15, 2023
Mary Ann Gray

/s/ Ellen Chiniara	Director	March 15, 2023
Ellen Chiniara

/s/ James Boylan	Director	March 15, 2023
James Boylan