Form 10-Q
period 2023-03-31
Compass Therapeutics, Inc.
filed 2023-05-04
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 26, 2023, the registrant had 126,507,473 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2023 (unaudited)	December 31, 2022 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,027	$34,946
Marketable securities	148,143	151,663
Prepaid expenses and other current assets	8,432	8,182
Total current assets	183,602	194,791
Property and equipment, net	1,373	1,567
Operating lease, right-of-use ("ROU") asset	2,680	2,967
Other assets	320	320
Total assets	$187,975	$199,645
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,125	$3,382
Accrued expenses	8,943	11,690
Operating lease obligations, current portion	1,122	1,097
Total current liabilities	11,190	16,169
Operating lease obligations, long-term portion	1,520	1,838
Total liabilities	12,710	18,007
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 126,507 and 126,495 shares issued at March 31, 2023 and December 31, 2022, respectively; 126,375 and 126,302 shares outstanding at March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in-capital	456,049	454,741
Accumulated other comprehensive loss	(146)	(302)
Accumulated deficit	(280,651)	(272,814)
Total stockholders' equity	175,265	181,638
Total liabilities and stockholders' equity	$187,975	$199,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$6,638	$4,415
General and administrative	3,073	2,767
Total operating expenses	9,711	7,182
Loss from operations	(9,711)	(7,182)
Other income	1,874	20
Loss before income tax expense	(7,837)	(7,162)
Income tax expense	—	—
Net loss	$(7,837)	$(7,162)
Net loss per share - basic and diluted	$(0.06)	$(0.07)
Basic and diluted weighted average shares outstanding	126,375	100,858

Other comprehensive loss:
Net loss	$(7,837)	$(7,162)
Unrealized gain on marketable securities	156	—
Comprehensive loss	$(7,681)	$(7,162)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,267	—	—	1,267
Common stock issued upon exercise of options	12	—	41	—	—	41
Unrealized gain on marketable securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,837)	(7,837)
Balance at March 31, 2023	126,375	$13	$456,049	$(146)	$(280,651)	$175,265

Balance at December 31, 2021	100,832	$10	$373,657	$—	$(233,589)	$140,078
Vesting of share-based awards	73	—	—	—	—	—
Stock-based compensation	—	—	1,574	—	—	1,574
Net loss	—	—	—	—	(7,162)	(7,162)
Balance at March 31, 2022	100,905	$10	$375,231	$—	$(240,751)	$134,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,837)	$(7,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	165
Share-based compensation	1,267	1,574
Amortization of premium and discount on marketable securities	(593)	—
ROU asset amortization	287	270
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(250)	(1,313)
Accounts payable	(2,257)	(611)
Accrued expenses	(2,747)	(595)
Operating lease liability	(293)	(270)
Net cash used in operating activities	(12,229)	(7,942)
Cash flows from investing activities:
Purchases of property and equipment	—	(194)
Purchases of marketable securities	(54,919)	—
Proceeds from sale or maturities of marketable securities	59,188	—
Proceeds from sale of equipment	—	1
Net cash provided by (used in) investing activities	4,269	(193)
Cash flows from financing activities:
Proceeds from exercise of stock options	41	—
Net cash provided by financing activities	41	—
Net change in cash and cash equivalents	(7,919)	(8,135)
Cash and cash equivalents at beginning of period	34,946	144,514
Cash and cash equivalents at end of period	$27,027	$136,379
Supplemental disclosure of cash flow information
Unrealized gain on marketable securities	$(156)	$—
Acquisition of equipment included in accrued expenses	$—	$57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis and the immune system. Our pipeline includes novel product candidates that leverage our understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical components required for an effective anti-tumor response to cancer. These include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with our proprietary product candidates as long as their continued development is supported by clinical and nonclinical data. References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly-owned subsidiaries. The Company was incorporated as Olivia Ventures, Inc. (“Olivia”) in the State of Delaware on March 20, 2018. Prior to the Company’s reverse merger with Compass Therapeutics LLC (the “Merger”), Olivia was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2023 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through March 31, 2023, we have received $409 million in gross proceeds from the sale of equity securities. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $175 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

COVID-19 Update

We have been monitoring the COVID-19 pandemic and its potential impact on our business. There have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our clinical trials, and these delays have impacted and may impact the timing of our future clinical trials. It is possible that COVID-19 may continue to impact the timeline for our ongoing clinical trials and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

2.	Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report.

3.	Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$51,959	$—	$51,959
Commercial paper	49,676	—	—	49,676
Certificates of deposit	—	26,807	—	26,807
U.S. government treasuries	11,523	—	—	11,523
Asset-backed securities	—	8,178	—	8,178
Cash equivalents	994	—	—	994
Total assets	$62,193	$86,944	$—	$149,137

	Fair Value Measurements as of December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$87,760	$—	$87,760
Commercial paper	37,682	—	—	37,682
Certificates of deposit	—	19,667	—	19,667
Asset-backed securities	—	6,554	—	6,554
Cash equivalents	9,438	—	—	9,438
Total assets	$47,120	$113,981	$—	$161,101

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$52,078	$59	$(178)	$51,959
Commercial paper	49,674	24	(22)	49,676
Certificates of deposit	26,825	6	(24)	26,807
U.S. government treasuries	11,505	24	(6)	11,523
Asset-backed securities	8,207	3	(32)	8,178
Total assets	$148,289	$116	$(262)	$148,143

	As of December 31, 2022
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$87,998	$12	$(250)	$87,760
Commercial paper	37,680	33	(31)	37,682
Certificates of deposit	19,689	16	(38)	19,667
Asset-backed securities	6,598	3	(47)	6,554
Total assets	$151,965	$64	$(366)	$151,663

	As of
	March 31, 2023	December 31, 2022
Maturing in one year or less	$116,781	$134,620
Maturing after one year through two years	31,362	17,043
Total	$148,143	$151,663

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$5,137	$5,137
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,135	7,135
Less: Accumulated depreciation	(5,762)	(5,568)
Property and equipment, net	$1,373	$1,567

Depreciation expense for each of three months ended March 31, 2023 and 2022 was $0.2 million.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Project expenses	$8,280	$10,038
Compensation and benefits	526	1,556
Other	137	96
Total accrued expenses	$8,943	$11,690

Project expenses are primarily from $8.1 million of accrued manufacturing expenses. These expenses are mostly for the manufacture and purchase of drug product for CTX-009 including $6.6 million of minimum contractual obligations.

7.	Commitments and Contingencies

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), effective January 1, 2021, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. The Company recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2021. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. The Company elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. In addition, the Company elected the accounting policy of not recording short-term leases with a lease term at the commencement date of 12 months or less on the condensed consolidated balance sheet as permitted by the new standard.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is two years and two months as of March 31, 2023.  Cash payments related to the Facility were $0.3 million for the periods ending March 31, 2023 and 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (000's):

Remainder of 2023	$897
Years ending December 31,
2024	1,379
2025	543
Total minimum lease payments	2,819
Less: amount of lease payments representing interest	(177)
Present value of future minimum lease payments	2,642
Less: operating lease obligations, current portion	(1,122)
Operating lease obligations, long-term portion	$1,520

Milestone payments

As part of the ABL Bio Agreement, the Company is obligated to pay certain development milestone payments. See Note 11 for additional information on the ABL Bio Agreement.

8.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was classified in the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2023	2022
	(000’s)
Research and development	$83	$375
General and administrative	1,184	1,199
Total	$1,267	$1,574

As of March 31, 2023, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $18.2 million.

Restricted Stock:

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the three months ended March 31, 2023 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(000’s)	Per Share
Unvested, December 31, 2022	193	$1.74
Granted	—	$—
Vested	(61)	$1.71
Forfeited or canceled	—	$—
Unvested, March 31, 2023	132	$1.75

As of March 31, 2023, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $0.2 million, expected to be recognized over a weighted average period of 0.6 years.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2023 was 5.1 million shares. As of March 31, 2023, 5.5 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2022	5,378	$3.89	8.24	$6,316
Granted	2,238	$3.92	9.75
Exercised	(12)	$2.43
Forfeited/canceled	(227)	$4.76
Outstanding at March 31, 2023	7,377	$3.88	8.69	$1,953
Vested at March 31, 2023	2,854	$4.45	7.87	$494

For the three months ended March 31, 2023, the weighted average grant date fair value for options granted was $2.95. The intrinsic value for options vested as of March 31, 2023, was $0.5 million. As of March 31, 2023, the total unrecognized compensation cost related to outstanding options was $11.5 million, to be recognized over a weighted average period of 3.2 years.

For the three months ended March 31, 2022, the weighted average grant date fair value for options granted was $1.77. There was no intrinsic value for options vested as of March 31, 2022.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.0	6.0
Risk-free rate	3.80%	1.85%
Expected volatility	89%	94%
Expected dividend yield	—	—

As of January 2023, the Company used the historical price of only its own stock to determine the expected volatility. Prior to this, a group of industry peers including the Company’s stock price was used.

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2022	900	$3.83	$3,447
Granted	900	3.93	3,537
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, March 31, 2023	1,800	$3.88	$6,984

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2023, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $6.4 million, which is expected to be recognized over a weighted average period of 3.3 years.

9.	Related Parties and Related-Party Transactions

There were no material related party transactions during the quarters ended March 31, 2023 and 2022.

10.	Other Income

Other income consisted of interest income on marketable securities. Interest income was $1.9 million and $20 thousand for the three months ended March 31, 2023 and 2022, respectively.

11.	License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreement

In November 2018, the Company and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement which granted the Company a license to CTX-009 (ABL001), ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A. Under the terms of the agreement, the two companies would jointly develop CTX-009, with ABL Bio responsible for development of CTX-009 throughout the end of Phase 1 clinical trials and the Company responsible for the development of CTX-009 from Phase 2 and onward. ABL Bio received a $5 million upfront payment and $6 million development milestone payment. In addition, ABL Bio is eligible to receive up to $96 million of development and regulatory milestone payments, and up to $303 million of commercial milestone payments and tiered single-digit royalties on net sales of CTX-009 in oncology. ABL Bio is also eligible to receive up to $75 million in development and regulatory milestones and up to $110 million in commercial milestone payments and tiered, single-digit royalties on net sales of CTX-009 in ophthalmology.

In May 2021, the Company and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licenses two bispecific antibodies that were previously licensed to the Company.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first three months of 2023. As of March 31, 2023, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In January 2023, we redirected our internal research activities from early-stage discovery to translational research and preclinical development support. Our research group is now focused on further and more detailed characterization of our three product candidates, development of additional assays to facilitate regulatory filings, assessment of combinations of our product candidates with other drugs, assessment of additional indications for our product candidates and various pre-clinical studies further expanding our understanding of mechanisms of action, synergistic activities and optimal combinations of the product candidates. We believe that these activities will allow us to focus our resources on our three product candidate programs, unlock the therapeutic potential of these programs and combinations thereof, and subsequently enhance the return on investment for our shareholders.

We currently have two product candidates in the clinical stage of development: CTX-009 and CTX-471. In addition, a third product candidate, CTX-8371, is expected to enter the clinic in the second half of 2023. A summary of these product candidates is presented below. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

CTX-009(a.k.a. ABL001) - anti-DLL4 x VEGF-A bispecific antibody

CTX-009 is an investigational bispecific antibody that is designed to simultaneously block DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. Preclinical and early clinical data of CTX-009 as a monotherapy and in combination with chemotherapy suggest that blockade of both pathways provides robust anti-tumor activity across several solid tumors, including colorectal, gastric, cholangiocarcinoma, pancreatic and non-small cell lung cancer.

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

We currently have two open clinical trials in the United States: a Phase 2 trial of CTX-009 in patients with advanced colorectal cancer (“CRC”) and a Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with advanced biliary tract cancer (“BTC”).

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

Following conversations with the FDA, we initiated a randomized Phase 2/3 trial for CTX-009 in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers (“BTC” or “cholangiocarcinoma”) who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone. The trial will enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is overall response rate and the secondary endpoints include progression free survival, disease control rate, duration of response and overall survival. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

In addition, we initiated a Phase 2 monotherapy clinical trial to assess the safety and efficacy of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies. The trial utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial is three partial responses observed in 37 patients enrolled in Part A of the trial. Based on the Simon Two-Stage design, when the criteria for the first stage are met, the trial progresses to the second stage, at which time 47 additional patients will be enrolled. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

DEVELOPMENT PLANS FOR CTX-009

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

CTX-471 - a monoclonal antibody agonist of CD137

CTX-471, our monoclonal antibody product candidate, is a fully human, IgG4 monoclonal antibody that is an agonist of CD137, a key co-stimulatory receptor on immune cells. Binding of CTX-471 to CD137 has been observed to lead to ligand-stimulated activation of T-cells and NK cells. In treated mice, dosing with CTX-471 led to extensive reprogramming of the tumor microenvironment, including increased recruitment of immune cells, reversion of exhausted cytotoxic CD8+ T-cells, reductions in immunosuppressive regulatory T-cells and reductions in immunosuppressive tumor-associated macrophages. Long after the completion of the treatment with CTX-471, a period described as eight half-lives of the antibody, treated mice exhibited immune memory that prevented re-establishment of the same tumor.

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

In October 2022, we announced a clinical collaboration with Merck & Co. (“Merck”, known as MSD outside the United States and Canada) to evaluate CTX-471 in combination with KEYTRUDA® (pembrolizumab). Compass is the study sponsor and Merck provides the clinical supply of KEYTRUDA®. Additionally, we formed a joint development committee (“JDC”) with Merck to review the results of this clinical trial.

In November 2022, we announced the first patient was dosed in the combination arm of the Phase 1 trial. This combination arm is enrolling patients with metastatic or locally advanced non-small cell lung cancer, melanoma, small cell lung cancer, mesothelioma and head and neck cancer that have progressed after treatment with a PD-1 or PD-L1 checkpoint inhibitor. Patients enrolled in the trial will be treated with CTX-471 in combination with pembrolizumab with the goal of restoring response. We expect the first interim data from the trial in the second half of 2023.

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

We completed our first GMP manufacturing campaign for CTX-8371 in the second quarter of 2022. IND-enabling studies on CTX-8371, including GLP toxicology studies in non-human primates were completed in the first quarter of 2023. We are currently targeting an IND submission for CTX-8371 to the FDA in the third quarter of 2023 and initiating a clinical trial in the second half of 2023.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2023, we have received $409 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $7.8 million and $7.2 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $281 million at March 31, 2023. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of March 31, 2023, we had $175 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

COVID-19 Update

We have been monitoring the COVID-19 pandemic and its potential impact on our business. There have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our clinical trials, and these delays have impacted and may impact the timing of our future clinical trials. It is possible that COVID-19 may continue to impact the timeline for our ongoing clinical trials and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-471, CTX-8371 and CTX-009. We expense research and development costs as incurred. These expenses include:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax, insurance, administrative travel expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our business operations.

Other Income

Other income consists of interest income on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
		(000’s)
Operating expenses:
Research and development	$6,638	$4,415	$2,223
General and administrative	3,073	2,767	306
Total operating expenses	9,711	7,182	2,529
Loss from operations	(9,711)	(7,182)	(2,529)
Other income	1,874	20	1,854
Loss before income tax expense	(7,837)	(7,162)	(675)
Income tax expense	—	—	—
Net loss	$(7,837)	$(7,162)	$(675)

Research and Development Expenses

Research and development expenses increased by $2.2 million, or 50%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase came from a $2.5 million increase in program-related expenses which inherently change over time. We spent $3.3 million more on CTX-009 and $0.8 million less for the other two programs (CTX-471 and CTX-8371) for the three months ended March 31, 2023 as compared to the same period in 2022.

We track outsourced development, outsourced personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below:

	Three Months Ended March 31,
	2023	2022
	(000’s)
CTX-009	$3,916	$576
CTX-471	868	1,296
CTX-8371	525	922
Unallocated research and development expenses	1,329	1,621
Total research and development expenses	$6,638	$4,415

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 11%, to $3.1 million for the three months ended March 31, 2023 as compared to the same period in 2022.

Other income

For the three months ended March 31, 2023 and 2022, other income consists exclusively of interest income.

Income Tax Expense

During the three months ended March 31, 2023 and 2022, we recognized no income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2023, we have received $409 million in gross proceeds from the sale of equity securities. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $175 million.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders’ interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(000’s)
Cash used in operating activities	$(12,229)	$(7,942)
Cash provided by (used in) investing activities	4,269	(193)
Cash provided by financing activities	41	—
Net change in cash and cash equivalents	$(7,919)	$(8,135)

Operating Activities

During the three months ended March 31, 2023, we used $12.2 million of cash in operating activities, resulting from our net loss of $7.8 million plus the change in operating assets and liabilities of $5.6 million, partially offset by non-cash charges of $1.2 million (primarily from share-based compensation expense of $1.3 million).

During the three months ended March 31, 2022, we used $7.9 million of cash in operating activities, resulting from our net loss of $7.2 million plus the change in operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $2.0 million (primarily from share-based compensation expense of $1.6 million).

Investing Activities

During the three months ended March 31, 2023, $4.3 million of cash was provided by investing activities related to marketable securities. During the three months ended March 31, 2022, we used $0.2 million of cash in investing activities which primarily related to leasehold improvements.

Financing Activities

During the three months ended March 31, 2023, we had $41 thousand in proceeds from the exercise of stock options. We had no financing activities during the three months ended March 31, 2022.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities. The timing and amount of our operating expenditures will depend largely on:

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates or any future product candidates we may develop;

●	the initiation, progress, timing, costs and results of nonclinical studies for our product candidates or any future product candidates we may develop;

●	our ability to maintain our relationships with key collaborators;

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

●	the effect of competing technological and market developments;

●	the costs of continuing to grow our business, including hiring key personnel and maintain or acquiring operating space;

●	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;

●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

●	the cost and timing of selecting and validating a manufacturing site for commercial-scale manufacturing; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize.

We believe that our existing cash, cash equivalents and marketable securities as of filing of the form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2026 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: three Phase 2 clinical trials of CTX-009, a Phase 1b combination trial for CTX-471 and a Phase 1 trial of CTX-8371. We expect that we will require additional funding to complete the clinical development of the three programs, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, or results of operations.

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

Company Name

Date: May 4, 2023	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer (Principal Financial Officer)

Date: May 4, 2023	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance