Form 10-Q
period 2023-06-30
Compass Therapeutics, Inc.
filed 2023-08-03
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 28, 2023, the registrant had 127,459,346 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2023 (unaudited)	December 31, 2022 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,278	$34,946
Marketable securities	149,474	151,663
Prepaid expenses and other current assets	6,520	8,182
Total current assets	175,272	194,791
Property and equipment, net	1,204	1,567
Operating lease, right-of-use ("ROU") asset	2,385	2,967
Other assets	320	320
Total assets	$179,181	$199,645
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$724	$3,382
Accrued expenses	7,827	11,690
Operating lease obligations, current portion	1,147	1,097
Total current liabilities	9,698	16,169
Operating lease obligations, long-term portion	1,197	1,838
Total liabilities	10,895	18,007
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 127,459 and 126,495 shares issued at June 30, 2023 and December 31, 2022, respectively; 127,388 and 126,302 shares outstanding at June 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in-capital	460,709	454,741
Accumulated other comprehensive loss	(507)	(302)
Accumulated deficit	(291,929)	(272,814)
Total stockholders' equity	168,286	181,638
Total liabilities and stockholders' equity	$179,181	$199,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$10,223	$5,862	$16,862	$10,278
General and administrative	3,114	3,125	6,183	5,891
Total operating expenses	13,337	8,987	23,045	16,169
Loss from operations	(13,337)	(8,987)	(23,045)	(16,169)
Other income	2,059	493	3,930	513
Loss before income tax expense	(11,278)	(8,494)	(19,115)	(15,656)
Income tax expense	—	—	—	—
Net loss	$(11,278)	$(8,494)	$(19,115)	$(15,656)
Net loss per share - basic and diluted	$(0.09)	$(0.08)	$(0.15)	$(0.16)
Basic and diluted weighted average shares outstanding	126,729	100,947	126,539	100,903

Other comprehensive loss:
Net loss	$(11,278)	$(8,494)	$(19,115)	$(15,656)
Unrealized loss on marketable securities	(361)	(512)	(205)	(512)
Comprehensive loss	$(11,639)	$(9,006)	$(19,320)	$(16,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,267	—	—	1,267
Common stock issued upon exercise of options	12	—	41	—	—	41
Unrealized gain on marketable securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,837)	(7,837)
Balance at March 31, 2023	126,375	$13	$456,049	$(146)	$(280,651)	$175,265
Common shares issued, net of issuance costs of $0.1 million	952	$—	$3,032	$—	$—	$3,032
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,628	—	—	1,628
Unrealized loss on marketable securities	—	—	—	(361)	—	(361)
Net loss	—	—	—	—	(11,278)	(11,278)
Balance at June 30, 2023	127,388	$13	$460,709	$(507)	$(291,929)	$168,286

Balance at December 31, 2021	100,832	$10	$373,657	$—	$(233,589)	$140,078
Vesting of share-based awards	73	—	—	—	—	—
Stock-based compensation	—	—	1,574	—	—	1,574
Net loss	—	—	—	—	(7,162)	(7,162)
Balance at March 31, 2022	100,905	$10	$375,231	$—	$(240,751)	$134,490
Vesting of share-based awards	63	—	—	—	—	—
Stock-based compensation	—	—	1,444	—	—	1,444
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	(8,494)	(8,494)
Balance at June 30, 2022	100,968	$10	$376,675	$(512)	$(249,245)	$126,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,115)	$(15,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	385
Stock-based compensation	2,895	3,018
Amortization of premium and discount on marketable securities	(1,628)	110
ROU asset amortization	582	548
Gain on disposal of equipment	—	(70)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,662	64
Accounts payable	(2,658)	5,588
Accrued expenses	(3,863)	(5,987)
Operating lease liability	(591)	(542)
Net cash used in operating activities	(22,342)	(12,542)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(131)
Purchases of marketable securities	(92,964)	(105,779)
Proceeds from sale or maturities of marketable securities	96,577	—
Proceeds from sale of equipment	—	176
Net cash provided by (used in) investing activities	3,602	(105,734)
Cash flows from financing activities:
Proceeds from exercise of stock options	41	—
Proceeds from issuance of common stock	3,126	—
Issuance costs from issuance of common stock	(95)	—
Net cash provided by financing activities	3,072	—
Net change in cash and cash equivalents	(15,668)	(118,276)
Cash and cash equivalents at beginning of period	34,946	144,514
Cash and cash equivalents at end of period	$19,278	$26,238
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$(205)	$(512)
Purchase of securities included in accrued expenses	$—	$513
Fixed asset costs included in accounts payable	$—	$77

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2023 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through June 30, 2023, we have received $412 million in gross proceeds from the sale of equity securities. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $169 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

3.        Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$48,645	$—	$48,645
Commercial paper	50,594	—	—	50,594
Certificates of deposit	—	26,483	—	26,483
U.S. government treasuries	14,778	—	—	14,778
Asset-backed securities	—	8,974	—	8,974
Cash equivalents	774	—	—	774
Total assets	$66,146	$84,102	$—	$150,248

	Fair Value Measurements as of December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$87,760	$—	$87,760
Commercial paper	37,682	—	—	37,682
Certificates of deposit	—	19,667	—	19,667
Asset-backed securities	—	6,554	—	6,554
Cash equivalents	9,438	—	—	9,438
Total assets	$47,120	$113,981	$—	$161,101

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

Unrealized gains and losses on investments that are available for sale are recognized in accumulated other comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in other income in the condensed consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis. The Company classifies marketable securities that are available for use in current operations as current assets on the condensed consolidated balance sheet.

The following tables summarize marketable securities held (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$48,885	$10	$(250)	$48,645
Commercial paper	50,637	—	(43)	50,594
Certificates of deposit	26,515	2	(34)	26,483
U.S. government treasuries	14,932	—	(154)	14,778
Asset-backed securities	9,012	—	(38)	8,974
Total assets	$149,981	$12	$(519)	$149,474

	As of December 31, 2022
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$87,998	$12	$(250)	$87,760
Commercial paper	37,680	33	(31)	37,682
Certificates of deposit	19,689	16	(38)	19,667
Asset-backed securities	6,598	3	(47)	6,554
Total assets	$151,965	$64	$(366)	$151,663

	As of
	June 30, 2023	December 31, 2022
Maturing in one year or less	$112,377	$134,620
Maturing after one year through two years	37,097	17,043
Total	$149,474	$151,663

5.        Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$5,148	$5,137
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,146	7,135
Less: Accumulated depreciation	(5,942)	(5,568)
Property and equipment, net	$1,204	$1,567

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $0.4 million.

6.         Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Project expenses	$6,583	$10,038
Compensation and benefits	989	1,556
Other	255	96
Total accrued expenses	$7,827	$11,690

Project expenses are primarily from $6.5 million of accrued manufacturing expenses. These expenses are mostly for the manufacture and purchase of drug product for CTX-009 including $5.3 million of minimum contractual obligations.

7.        Commitments and Contingencies

Leases

The Company has evaluated its leases under ASC 842, Leases, and determined that it has one lease that is classified as an operating lease. The classification of this lease is consistent with the Company’s determination under the previous accounting standard.

When available, the Company will use the rate implicit in the lease to discount lease payments to present value; however, the Company’s current lease does not provide an implicit rate. Therefore, the Company used its incremental borrowing rate to discount the lease payments based on the date of the lease commencement.

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is one year and eleven months as of June 30, 2023. Cash payments related to the Facility were $0.3 million for the three months ending June 30, 2023 and 2022 and $0.7 million for the six months ending June 30, 2023 and 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2023	$561
Years ending December 31,
2024	1,379
2025	543
Total minimum lease payments	2,483
Less: amount of lease payments representing interest	(139)
Present value of future minimum lease payments	2,344
Less: operating lease obligations, current portion	(1,147)
Operating lease obligations, long-term portion	$1,197

Milestone payments

As part of the ABL Bio Agreement, the Company is obligated to pay certain development milestone payments. See Note 11 for additional information on the ABL Bio Agreement.

8.         Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$146	$174	$229	$548
General and administrative	1,482	1,270	2,666	2,470
Total	$1,628	$1,444	$2,895	$3,018

As of June 30, 2023, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $17.4 million.

Restricted Stock:

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the three and six months ended June 30, 2023 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(In thousands)	Per Share
Unvested, December 31, 2022	193	$1.74
Granted	—	$—
Vested	(122)	$1.71
Forfeited or canceled	—	$—
Unvested, June 30, 2023	72	$1.79

As of June 30, 2023, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $0.1 million, expected to be recognized over a weighted average period of 0.5 years.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2023 was 5.1 million shares. As of June 30, 2023, 5.2 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(In thousands)	Per Share	Term (In years)	(In thousands)
Outstanding at December 31, 2022	5,378	$3.89	8.24	$6,316
Granted	2,613	$3.80	9.64
Exercised	(12)	$2.43
Forfeited/canceled	(228)	$4.75
Outstanding at June 30, 2023	7,751	$3.84	8.51	$1,814
Vested at June 30, 2023	3,233	$4.34	7.75	$569

For the six months ended June 30, 2023, the weighted average grant date fair value for options granted was $2.85. The intrinsic value for options vested as of June 30, 2023, was $0.6 million. As of June 30, 2023, the total unrecognized compensation cost related to outstanding options was $11.3 million, to be recognized over a weighted average period of 3 years.

For the six months ended June 30, 2022, the weighted average grant date fair value for options granted was $2.29. The intrinsic value for options vested as of June 30, 2022, was $47 thousand.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.0	5.8
Risk-free rate	3.8%	1.9%
Expected volatility	88%	90%
Expected dividend yield	—	—

As of January 2023, the Company used the historical price of only its own stock to determine the expected volatility. Prior to this, a group of industry peers including the Company’s stock price was used.

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (In thousands)	Weighted Average Price Per Share	Weighted Average Fair Value (In thousands)
Unvested, December 31, 2022	900	$3.83	$3,447
Granted	900	3.93	3,537
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, June 30, 2023	1,800	$3.88	$6,984

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2023, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $5.9 million, which is expected to be recognized over a weighted average period of 3 years.

9.        Related Parties and Related-Party Transactions

There were no material related party transactions during the six months ended June 30, 2023 and 2022.

10.       Other Income

The following table summarizes other income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income	$2,059	$424	$3,930	$443
Realized gain on disposal of equipment	—	69	—	70
Total other income	$2,059	$493	$3,930	$513

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during 2023. As of June 30, 2023, future potential milestone payments in connection with this agreement amounted to $2.0 million.

12.     Stockholders’ Equity

Through June 2023, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (the “FDA”) in December 2021 for CTX-009 and the FDA cleared our IND application in January 2022. All of our CTX-009 trials are being conducted in the United States under this IND.

We are conducting a Phase 2 monotherapy clinical trial of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies irrespective of their KRAS mutation status. The trial is designed to assess the safety and efficacy of CTX-009 as a monotherapy in patients with colorectal cancer treated in the third and fourth-line settings and utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial is three confirmed partial responses observed in 37 patients enrolled in Stage 1 of the trial. Based on the Simon Two-Stage design, when the criteria for the first stage are met, the trial progresses to the second stage, at which time 47 additional patients will be enrolled. We expect the first interim data readout from the trial in the second half of 2023. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

In addition, we are conducting a randomized Phase 2/3 trial for CTX-009 in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers (“BTC” or “cholangiocarcinoma”) who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone in patients treated in the second-line settings. The trial is designed to enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is overall response rate (“ORR”) and the secondary endpoints include progression free survival (“PFS”), disease control rate (“DCR”), duration of response (“DOR”) and overall survival (“OS”).

In the first half of this year we opened 20 clinical sites and started enrolling patients in this study. Top line data from this study is expected in the second half of 2024. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

DEVELOPMENT PLANS FOR CTX-009

We intend to explore the potential of CTX-009 in additional indications, based on data from pre-clinical models, potential biomarkers such as DLL4, and clinical data from CTX-009 trials providing signs of potential activity of CTX-009 in additional indications such as ovarian cancer, liver cancer, gastric cancer, pancreatic cancer, renal cell cancer, neuroendocrine cancer and others.

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

In July 2023, enrollment in the dose escalation portion of the study was completed. We expect the first interim data from the trial in the second half of 2023.

CTX-8371 - a bispecific antibody that simultaneously targets both PD-1 and PD-L1

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies and in addition acts via differentiated mechanism-of-action that involves cleavage of cell surface PD-1. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors.

We completed our first GMP manufacturing campaign for CTX-8371 in the second quarter of 2022. IND-enabling studies on CTX-8371, including GLP toxicology studies in non-human primates were completed in the first quarter of 2023. We are currently targeting an IND submission for CTX-8371 to the FDA in the third quarter of 2023 and initiating a clinical trial in the fourth quarter of 2023.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2023, we have received $412 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $11.3 million and $8.5 million for the three months ended June 30, 2023 and 2022, respectively. Our net losses were $19.1 million and $15.7 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $292 million on June 30, 2023. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of June 30, 2023, we had $169 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Results of Operations

Comparison of the Three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$10,223	$5,862	$4,361
General and administrative	3,114	3,125	(11)
Total operating expenses	13,337	8,987	4,350
Loss from operations	(13,337)	(8,987)	(4,350)
Other income	2,059	493	1,566
Loss before income tax expense	(11,278)	(8,494)	(2,784)
Income tax expense	—	—	—
Net loss	$(11,278)	$(8,494)	$(2,784)

Research and Development Expenses

Research and development expenses increased by $4.4 million, or 74%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase primarily came from a $4.6 million increase in program-related expenses, which inherently change over time.  We spent $5.9 million more on CTX-009 primarily for manufacturing and clinical costs, and $1.3 million less for the other two programs (CTX-471 and CTX-8371) for the three months ended June 30, 2023 as compared to the same period in 2022.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended June 30,
	2023	2022
CTX-009	$6,861	$942
CTX-471	1,018	1,370
CTX-8371	1,053	2,030
Unallocated research and development expenses	1,291	1,520
Total research and development expenses	$10,223	$5,862

General and Administrative Expenses

General and administrative expenses remained consistent at $3.1 million for the three months ended June 30, 2023 as compared to the same period in 2022.

Other income

For the three months ended June 30, 2023 and 2022, other income consists primarily of interest income.

Income Tax Expense

During the three months ended June 30, 2023 and 2022, we recognized no income tax expense.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$16,862	$10,278	$6,584
General and administrative	6,183	5,891	292
Total operating expenses	23,045	16,169	6,876
Loss from operations	(23,045)	(16,169)	(6,876)
Other income	3,930	513	3,417
Loss before income tax expense	(19,115)	(15,656)	(3,459)
Income tax expense	—	—	—
Net loss	$(19,115)	$(15,656)	$(3,459)

Research and Development Expenses

Research and development expenses increased by $6.6 million, or 64%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase primarily came from an increase in program-related expenses of $7.1 million, which inherently change over time. We spent $9.3 million more on CTX-009 primarily for manufacturing and clinical costs, and $2.2 million less for the other two programs (CTX-471 and CTX-8371) for the six months ended June 30, 2023 as compared to the same period in 2022.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Six Months Ended June 30,
	2023	2022
CTX-009	$10,778	$1,518
CTX-471	1,886	2,666
CTX-8371	1,578	2,952
Unallocated research and development expenses	2,620	3,142
Total research and development expenses	$16,862	$10,278

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 5%, to $6.2 million for the six months ended June 30, 2023, as compared to the same period in 2022.

Other income

For the six months ended June 30, 2023 and 2022, other income consists primarily of interest income.

Income Tax Expense

During the six months ended June 30, 2023 and 2022, we recognized no income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2023, we have received $412 million in gross proceeds from the sale of equity securities. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $169 million.

Through June 2023, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(22,342)	$(12,542)
Cash provided by (used in) investing activities	3,602	(105,734)
Cash provided by financing activities	3,072	—
Net change in cash and cash equivalents	$(15,668)	$(118,276)

Operating Activities

During the six months ended June 30, 2023, we used $22.3 million of cash in operating activities, resulting from our net loss of $19.1 million plus the change in operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $2.2 million (primarily from share-based compensation expense of $2.9 million).

During the six months ended June 30, 2022, we used $12.5 million of cash in operating activities, resulting from our net loss of $15.7 million plus the change in operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $4.0 million (primarily from share-based compensation expense of $3.0 million).

Investing Activities

During the six months ended June 30, 2023, $3.6 million of cash was provided by investing activities, primarily related to the net sale of marketable securities. During the six months ended June 30, 2022, we used $105.7 million of cash in investing activities which primarily related to the purchase of marketable securities.

Financing Activities

During the six months ended June 30, 2023, $3.1 million of cash was provided by financing activities. This primarily included $3.0 million of net cash from sale of common stock under an ATM Agreement, after issuance costs. We had no financing activities during the six months ended June 30, 2022.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of the form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2026 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: A Phase 2/3 and two Phase 2 clinical trials of CTX-009, a Phase 1b combination trial for CTX-471 and a Phase 1 trial of CTX-8371.  We expect that we will require additional funding to complete the clinical development of the three programs, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: August 3, 2023	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer (Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance