Form 10-Q
period 2023-09-30
Compass Therapeutics, Inc.
filed 2023-11-09
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2023, the registrant had 127,486,326 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2023 (unaudited)	December 31, 2022 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$30,426	$34,946
Marketable securities	133,277	151,663
Prepaid expenses and other current assets	2,881	8,182
Total current assets	166,584	194,791
Property and equipment, net	1,051	1,567
Operating lease, right-of-use ("ROU") asset	2,083	2,967
Other assets	320	320
Total assets	$170,038	$199,645
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,306	$3,382
Accrued expenses	5,644	11,690
Operating lease obligations, current portion	1,174	1,097
Total current liabilities	9,124	16,169
Operating lease obligations, long-term portion	869	1,838
Total liabilities	9,993	18,007
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 127,476 and 126,495 shares issued at September 30, 2023 and December 31, 2022, respectively; 127,445 and 126,302 shares outstanding at September 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in-capital	462,355	454,741
Accumulated other comprehensive loss	(430)	(302)
Accumulated deficit	(301,893)	(272,814)
Total stockholders' equity	160,045	181,638
Total liabilities and stockholders' equity	$170,038	$199,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,831	$9,791	$25,694	$20,069
General and administrative	3,095	2,807	9,276	8,698
Total operating expenses	11,926	12,598	34,970	28,767
Loss from operations	(11,926)	(12,598)	(34,970)	(28,767)
Other income	1,962	623	5,891	1,136
Loss before income tax expense	(9,964)	(11,975)	(29,079)	(27,631)
Income tax expense	—	—	—	—
Net loss	$(9,964)	$(11,975)	$(29,079)	$(27,631)
Net loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.23)	$(0.27)
Basic and diluted weighted average shares outstanding	127,424	101,010	126,837	100,939

Other comprehensive loss:
Net loss	$(9,964)	$(11,975)	$(29,079)	$(27,631)
Unrealized gain (loss) on marketable securities	77	(129)	(128)	(641)
Comprehensive loss	$(9,887)	$(12,104)	$(29,207)	$(28,272)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,267	—	—	1,267
Common stock issued upon exercise of options	12	—	41	—	—	41
Unrealized gain on marketable securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,837)	(7,837)
Balance at March 31, 2023	126,375	13	456,049	(146)	(280,651)	175,265
Common shares issued, net of issuance costs of $0.1 million	952	—	3,032	—	—	3,032
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,628	—	—	1,628
Unrealized loss on marketable securities	—	—	—	(361)	—	(361)
Net loss	—	—	—	—	(11,278)	(11,278)
Balance at June 30, 2023	127,388	13	460,709	(507)	(291,929)	168,286
Vesting of share-based awards	41	—	—	—	—	—
Stock-based compensation	—	—	1,625	—	—	1,625
Exercise of common stock options	16	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	77	—	77
Net loss	—	—	—	—	(9,964)	(9,964)
Balance at September 30, 2023	127,445	$13	$462,355	$(430)	$(301,893)	$160,045

Balance at December 31, 2021	100,832	$10	$373,657	$—	$(233,589)	$140,078
Vesting of share-based awards	73	—	—	—	—	—
Stock-based compensation	—	—	1,574	—	—	1,574
Net loss	—	—	—	—	(7,162)	(7,162)
Balance at March 31, 2022	100,905	10	375,231	-	(240,751)	134,490
Vesting of share-based awards	63	—	—	—	—	—
Stock-based compensation	—	—	1,444	—	—	1,444
Unrealized loss on marketable securities	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	(8,494)	(8,494)
Balance at June 30, 2022	100,968	10	376,675	(512)	(249,245)	126,928
Vesting of share-based awards	62	—	—	—	—	—
Stock-based compensation	—	—	1,287	—	—	1,287
Exercise of common stock options	2	—	5	—	—	5
Unrealized loss on marketable securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(11,975)	(11,975)
Balance at September 30, 2022	101,032	$10	$377,967	$(641)	$(261,220)	$116,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,079)	$(27,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	587
Stock-based compensation	4,520	4,305
Amortization of premium and discount on marketable securities	(2,414)	(190)
ROU asset amortization	884	833
Gain on disposal of equipment	—	(70)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,301	639
Accounts payable	(1,076)	1,894
Accrued expenses	(6,046)	(3,033)
Operating lease liability	(892)	(818)
Net cash used in operating activities	(28,264)	(23,484)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(158)
Purchases of marketable securities	(110,339)	(117,332)
Proceeds from sale or maturities of marketable securities	131,011	12,760
Proceeds from sale of equipment	—	176
Net cash provided by (used in) investing activities	20,651	(104,554)
Cash flows from financing activities:
Proceeds from exercise of stock options	62	5
Proceeds from issuance of common stock	3,126	—
Issuance costs from issuance of common stock	(95)	—
Net cash provided by financing activities	3,093	5
Net change in cash and cash equivalents	(4,520)	(128,033)
Cash and cash equivalents at beginning of period	34,946	144,514
Cash and cash equivalents at end of period	$30,426	$16,481
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$128	$641

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2023 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through September 30, 2023, we have received $412 million in gross proceeds from the sale of equity securities. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $164 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

COVID-19 Update

We continue to monitor the COVID-19 pandemic and its potential impact on our business. There have been delays in sourcing of selected supplies required for the manufacturing of material to be used in our clinical trials, and these delays have impacted and may impact the timing of our future clinical trials. It is possible that COVID-19 may continue to impact the timeline for our ongoing clinical trials and potential future trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

3.       Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis   and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$41,633	$—	$41,633
Commercial paper	48,889	—	—	48,889
Certificates of deposit	—	19,547	—	19,547
U.S. government treasuries	14,782	—	—	14,782
Asset-backed securities	—	8,426	—	8,426
Total assets	$63,671	$69,606	$—	$133,277

	Fair Value Measurements as of December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$87,760	$—	$87,760
Commercial paper	37,682	—	—	37,682
Certificates of deposit	—	19,667	—	19,667
Asset-backed securities	—	6,554	—	6,554
Cash equivalents	9,438	—	—	9,438
Total assets	$47,120	$113,981	$—	$161,101

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

The following tables summarize marketable securities held (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$41,850	$5	$(222)	$41,633
Commercial paper	48,912	—	(23)	48,889
Certificates of deposit	19,557	2	(12)	19,547
U.S. government treasuries	14,935	—	(153)	14,782
Asset-backed securities	8,453	—	(27)	8,426
Total assets	$133,707	$7	$(437)	$133,277

	As of December 31, 2022
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$87,998	$12	$(250)	$87,760
Commercial paper	37,680	33	(31)	37,682
Certificates of deposit	19,689	16	(38)	19,667
Asset-backed securities	6,598	3	(47)	6,554
Total assets	$151,965	$64	$(366)	$151,663

	As of
	September 30, 2023	December 31, 2022
Maturing in one year or less	$97,216	$134,620
Maturing after one year through two years	36,061	17,043
Total	$133,277	$151,663

5.       Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$5,158	$5,137
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,156	7,135
Less: Accumulated depreciation	(6,105)	(5,568)
Property and equipment, net	$1,051	$1,567

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.6 million respectively.

6.       Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Project expenses	$3,827	$10,038
Compensation and benefits	1,426	1,556
Other	391	96
Total accrued expenses	$5,644	$11,690

Project expenses consist of $2.9 million of accrued manufacturing expenses and $0.9 million of accrued clinical expenses. Included in accrued manufacturing expenses are $2.1 million of minimum contractual obligations related to CTX-009.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is one year and eight months as of September 30, 2023. Cash payments related to the Facility were $0.3 million for the three months ending September 30, 2023 and 2022 and $1.0 million for the nine months ending September 30, 2023 and 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2023	$224
Years ending December 31,
2024	1,379
2025	543
Total minimum lease payments	2,146
Less: amount of lease payments representing interest	(103)
Present value of future minimum lease payments	2,043
Less: operating lease obligations, current portion	(1,174)
Operating lease obligations, long-term portion	$869

Milestone payments

As part of the ABL Bio Agreement, the Company is obligated to pay certain development milestone payments. See Note 11 for additional information on the ABL Bio Agreement.

8.       Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$159	$170	$387	$718
General and administrative	1,466	1,117	4,133	3,587
Total	$1,625	$1,287	$4,520	$4,305

As of September 30, 2023, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $15.8 million.

Restricted Stock:

Prior to the adoption of the 2020 Plan, the Company issued restricted stock. A summary of the Company’s restricted stock activity during the nine months ended September 30, 2023 is as follows:

	Shares	Fair Value
Weighted Average Fair Value	(In thousands)	Per Share
Unvested, December 31, 2022	193	$1.74
Granted	—	$—
Vested	(162)	$1.72
Forfeited or canceled	—	$—
Unvested, September 30, 2023	31	$1.82

As of September 30, 2023, the total unrecognized compensation cost related to stock compensation expense for restricted stock is $0.1 million, expected to be recognized over a weighted average period of 0.3 years.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2023 was 5.1 million shares. As of September 30, 2023, 5.1 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (In years)	(000's)
Outstanding at December 31, 2022	5,378	$3.89	8.24	$6,316
Granted	2,688	$3.76	9.35
Exercised	(29)	$1.75
Forfeited/canceled	(274)	$4.29
Outstanding at September 30, 2023	7,763	$3.84	8.27	$92
Vested at September 30, 2023	3,580	$4.28	7.60	$34

For the nine months ended September 30, 2023, the weighted average grant date fair value for options granted was $2.82. The intrinsic value for options vested as of September 30, 2023, was $34 thousand. As of September 30, 2023, the total unrecognized compensation cost related to outstanding options was $10.4 million, to be recognized over a weighted average period of 2.8 years.

For the nine months ended September 30, 2022, the weighted average grant date fair value for options granted was $2.30. The intrinsic value for options vested as of September 30, 2022, was $19 thousand.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.0	6.0
Risk-free rate	3.8%	2.0%
Expected volatility	88%	94%
Expected dividend yield	—	—

As of January 2023, the Company used the historical price of only its own stock to determine the expected volatility. Prior to this, a group of industry peers including the Company’s stock price was used.

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2022	900	$3.83	$3,447
Granted	900	3.93	3,537
Vested	—	—	—
Forfeited or canceled	—	—	—
Unvested, September 30, 2023	1,800	$3.88	$6,984

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of September 30, 2023, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $5.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

9.       Related Parties and Related-Party Transactions

There were no material related party transactions during the nine months ended September 30, 2023 and 2022.

10.     Other Income

The following table summarizes other income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income	$1,962	$623	$5,891	$1,066
Realized gain on disposal of equipment	—	—	—	70
Total other income	$1,962	$623	$5,891	$1,136

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during 2023. As of September 30, 2023, future potential milestone payments in connection with this agreement amounted to $2.0 million.

12.    Stockholders’ Equity

Through September 30, 2023, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently have two product candidates in the clinical stage of development: CTX-009 and CTX-471. In addition, the IND to our third product candidate, CTX-8371, has been cleared in October, and is expected to enter the clinic in the fourth quarter of 2023. A summary of these product candidates is presented below. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

CTX-009 is undergoing clinical development in patients with advanced solid tumors in the United States, South Korea and China. A Phase 1 dose escalation and dose expansion monotherapy trial in patients with solid tumors and a Phase 1b trial of CTX-009 in combination with chemotherapy was completed in South Korea. In addition, a Phase 2 trial of CTX-009 in combination with chemotherapy in patients with advanced biliary tract cancer is ongoing in South Korea. The first part of the Phase 2 trial is complete and data from that study were presented at ASCO GI in January 2023.

We currently have two open clinical trials in the United States: a Phase 2 trial of CTX-009 in patients with advanced colorectal cancer (“CRC”) and a Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with advanced biliary tract cancer (“BTC”).

We licensed the exclusive global rights to CTX-009, outside of South Korea, from ABL Bio, Inc. (“ABL Bio”), a South Korea-based clinical-stage company focused on developing antibody therapeutics. South Korean rights are held by Handok Pharmaceuticals, Inc. (“Handok”) and China rights were out-licensed from the Company to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”).

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

We are conducting a Phase 2 monotherapy clinical trial of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies irrespective of their KRAS mutation status. The trial is designed to assess the safety and efficacy of CTX-009 as a monotherapy in patients with colorectal cancer treated in the third and fourth-line settings and utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial is three partial responses observed in 37 patients enrolled in Part A of the trial. Based on the Simon Two-Stage design, when the criteria for the first stage are met, the trial progresses to the second stage, at which time 47 additional patients will be enrolled. We expect the first interim data readout from the trial in the fourth quarter of 2023. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

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

In the first nine months of this year, we opened 29 clinical sites and started enrolling patients in this study.  Enrollment in the third quarter increased relative to the first half of the year, in part due to the opening of several clinical sites at large medical centers across the country that have high enrollment rate relative to the smaller medical centers. Top line data from this study is expected in the second half of 2024. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

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

In the third quarter of 2023, the dose escalation portion of the study was completed with no dose limiting toxicities (“DLTs”) observed. We are currently planning for cohort expansion which we expect to begin in the first quarter of 2024.

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

IND-enabling studies on CTX-8371, including GLP toxicology studies in non-human primates were completed in the first quarter of 2023. An IND was submitted CTX-8371 to the FDA in the third quarter of 2023. This IND was accepted and cleared by the FDA in October 2023 and we plan on initiating a clinical trial in the fourth quarter of 2023.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2023, we have received $412 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $10.0 million and $12.0 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were $29.1 million and $27.6 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $301.9 million on September 30, 2023. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2023, we had $164 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, CTX-471, CTX-8371 and CTX-009. We expense research and development costs as incurred. These expenses include:

●	clinical expenses including Contract Research Organizations (“CRO”), consultants that conduct our clinical trials, as well as investigative sites;

●

manufacturing expenses including Contract Manufacturing Organizations (“CMO”), consultants that are primarily engaged to develop and manufacture drug substance and product for our clinical trials, as well as the cost of acquiring and manufacturing clinical trial materials, including manufacturing registration and validation batches;

●	employee-related expenses including salaries, related benefits and equity-based compensation expense for employees engaged in research and development functions;

●	other research and development expenses including pre-clinical study costs and expenses incurred under agreements with organizations that support our platform program development;

●	costs related to compliance with quality and regulatory requirements; and

●	facilities and equipment expenses.

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

Results of Operations

Comparison of the Three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$8,831	$9,791	$(960)
General and administrative	3,095	2,807	288
Total operating expenses	11,926	12,598	(672)
Loss from operations	(11,926)	(12,598)	672
Other income	1,962	623	1,339
Loss before income tax expense	(9,964)	(11,975)	2,011
Income tax expense	—	—	—
Net loss	$(9,964)	$(11,975)	$2,011

Research and Development Expenses

Research and development expenses decreased by $1.0 million, or 10%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease primarily came from $1.1 million spent in 2022 for toxicological studies related to CTX-8371, which were not incurred in 2023. We spent $0.3 million more on CTX-009 primarily for manufacturing and clinical costs, and $0.6 million less for the other two programs (CTX-471 and CTX-8371) for the three months ended September 30, 2023 as compared to the same period in 2022.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,
	2023	2022
CTX-009	$5,859	$5,523
CTX-471	632	1,074
CTX-8371	1,159	1,324
Unallocated research and development expenses	1,181	1,870
Total research and development expenses	$8,831	$9,791

General and Administrative Expenses

General and administrative expenses increased by $0.3 million or 10% for the three months ended September 30, 2023 as compared to the same period in 2022, which is from additional stock compensation expense.

Other income

For the three months ended September 30, 2023 and 2022, other income consists primarily of interest income.

Income Tax Expense

During the three months ended September 30, 2023 and 2022, we recognized no income tax expense.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$25,694	$20,069	$5,625
General and administrative	9,276	8,698	578
Total operating expenses	34,970	28,767	6,203
Loss from operations	(34,970)	(28,767)	(6,203)
Other income	5,891	1,136	4,755
Loss before income tax expense	(29,079)	(27,631)	(1,448)
Income tax expense	—	—	—
Net loss	$(29,079)	$(27,631)	$(1,448)

Research and Development Expenses

Research and development expenses increased by $5.6 million, or 28%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase primarily came from an increase in clinical costs of $3.8 million and personnel costs of $1.3 million.  We spent $9.6 million more on CTX-009 primarily for manufacturing and clinical costs, and $2.8 million less for the other two programs (CTX-471 and CTX-8371) for the nine months ended September 30, 2023 as compared to the same period in 2022.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Nine Months Ended September 30,
	2023	2022
CTX-009	$16,636	$6,991
CTX-471	2,519	3,788
CTX-8371	2,737	4,277
Unallocated research and development expenses	3,802	5,013
Total research and development expenses	$25,694	$20,069

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 7%, to $9.3 million for the nine months ended September 30, 2023, as compared to the same period in 2022, which is from additional stock compensation expense.

Other income

For the nine months ended September 30, 2023 and 2022, other income consists primarily of interest income.

Income Tax Expense

During the nine months ended September 30, 2023 and 2022, we recognized no income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2023, we have received $412 million in gross proceeds from the sale of equity securities. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $164 million.

Through September 30, 2023, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(28,264)	$(23,484)
Cash provided by (used in) investing activities	20,651	(104,554)
Cash provided by financing activities	3,093	5
Net change in cash and cash equivalents	$(4,520)	$(128,033)

Operating Activities

During the nine months ended September 30, 2023, we used $28.3 million of cash in operating activities, resulting from our net loss of $29.1 million plus the change in operating assets and liabilities of $2.7 million, partially offset by non-cash charges of $3.5 million.

During the nine months ended September 30, 2022, we used $23.5 million of cash in operating activities, resulting from our net loss of $27.6 million plus the change in operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $5.4 million.

Investing Activities

During the nine months ended September 30, 2023, $20.7 million of cash was provided by investing activities, primarily related to the net sale of marketable securities. During the nine months ended September 30, 2022, we used $104.6 million of cash in investing activities which primarily related to the net purchase of marketable securities.

Financing Activities

During the nine months ended September 30, 2023, $3.1 million of cash was provided by financing activities. This primarily included $3.0 million of net cash from sale of common stock under an ATM Agreement, after issuance costs. We had $5 thousand of financing activities during the nine months ended September 30, 2022 resulting from the exercise of stock options.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of the Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2026 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: A Phase 2/3 and two Phase 2 clinical trials of CTX-009, a Phase 1b combination trial for CTX-471 and a Phase 1 trial of CTX-8371.  We expect that we will require additional funding to complete the clinical development of these three programs, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following disclosure is provided pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K:

On November 08, 2023, the board of directors of Compass Therapeutics, Inc. (the “Company”) approved a plan of succession with respect to Thomas J. Schuetz, M.D., Ph.D., the Company’s current Chief Executive Officer, and Vered Bisker-Leib, Ph.D., M.B.A., the Company’s President and Chief Operating Officer. Under this succession plan, effective as of January 9, 2024, Dr. Bisker-Leib has agreed to succeed Dr. Schuetz as Chief Executive Officer, while Dr. Schuetz has agreed to transition to the role of President of Research and Development. In connection with this succession plan, the Company has entered transition agreements with each individual, pursuant to which, among other things, Dr. Schuetz has also agreed to be appointed as Vice Chair of the Company’s board of directors, and Dr. Bisker-Leib has agreed to join the Company’s board of directors, in each case effective as of January 9, 2024. In addition, the Company intends to negotiate new or amended employment agreements for each individual, to take effect from and after January 9, 2024, in such individual’s new role. Information required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K with respect to Dr. Bisker-Leib and Dr. Schuetz is included in the Company’s Annual Report on Form 10-K filed on March 15, 2023, and incorporated herein by reference, as applicable.

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

_____________

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

Company Name

Date: November 9, 2023	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
President and Chief Operating Officer (Principal Financial Officer)
Date: November 9, 2023	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance