Form 10-K
period 2023-12-31
Compass Therapeutics, Inc.
filed 2024-03-21
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-55939

_______________

Compass Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

_______________

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest Street, Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

_______________

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

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of the last business day of its most recently completed second fiscal quarter (June 30, 2023), traded on the Nasdaq Capital Market in the United States under the symbol CMPX was approximately $283 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2024 was 137,589,171.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

CTX-009, our bispecific antibody targeting DLL4 and VEGF-A, is currently undergoing clinical studies as a monotherapy and in combination with chemotherapy in the United States. We currently have two open U.S. clinical trials with CTX-009: a Phase 2 trial of CTX-009 as monotherapy in patients with metastatic colorectal cancer (“CRC”) who received two or three prior treatment regimens and a randomized Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with biliary tract cancer (“BTC”) who received one prior treatment regimen.

The two initial indications of BTC and CRC for CTX-009 were selected based on the results of the Phase 1,1b and 2 clinical trials and the significant unmet need for effective therapeutic regimens in these patient populations. There are an estimated 18,600 patients diagnosed with BTC in the U.S. each year and over 200,000 patients worldwide. Patients with BTC have a poor prognosis despite first line treatment with chemotherapy and immunotherapy, and no accepted standard of care in later treatment lines. For CRC, there are approximately 153,000 new patients diagnosed each year in the United States and more than 1.9 million patients worldwide. Despite advances in treatment of CRC in recent years with angiogenesis inhibitors and targeted therapies, there are few safe and effective treatment options for patients with CRC, and the majority of the patients are refractory to existing therapeutic regimens or relapse quickly and advance to later lines of therapy where treatment options are even more limited. We intend to expand the development of CTX-009 to additional tumor types with significant unmet need such as ovarian cancer and gastric cancer, among others. Following the generation of positive clinical data in later lines of therapy, we plan on studying CTX-009 in earlier settings in all indications where the data support it.

CTX-471, our CD137 agonistic antibody, is undergoing a two-part clinical trial. A Phase 1a trial of CTX-471 as monotherapy in patients with solid tumors who were previously treated with at least one checkpoint blocker and showed benefit for 3 months or more but ultimately progressed is fully enrolled and nearing completion. As of January 31, 2024, there is one patient remaining on treatment. In addition, a Phase 1b trial of CTX-471 in combination with the PD-1 inhibitor KEYTRUDA® in patients with selected solid tumors began in November 2022. The dose-escalation part of the study has been fully enrolled and enrollment in the dose expansion cohorts has begun. In the expansion cohort part of the study, we plan to enroll 60 patients with melanoma, non-small cell lung cancer (“NSCLC”) and small cell lung cancer (“SCLC”), who will randomly receive one of two doses.

CTX-471 targets a key node of the immune system with the goal of identifying a next generation immune-oncology treatment for the majority of patients who do not have a sustained response to current therapies across a variety of cancers. During its early clinical development, CTX-471 demonstrated monotherapy activity in the post PD-1/PD-L1 patient population across three solid tumor indications: melanoma, small cell lung cancer and mesothelioma. In the ongoing Phase 1b combination trial of CTX-471 with KEYTRUDA® we are looking to restore responses in patients who were previously treated with a checkpoint inhibitor, initially responded, but then progressed. The hypothesis we are testing is whether the addition of CTX-471 to KEYTRUDA® will restore responses in those patients. This trial is being conducted in patients with one of the following solid tumors: melanoma, non-small cell lung cancer and small cell lung cancer. Restoration of meaningful responses in one or more of those indications can help shape the regulatory path for CTX-471.

Our third program, CTX-8371, a bispecific antibody targeting PD-1 and PD-L1, is currently in a first-in-human Phase 1 clinical trial. We filed an investigational new drug application (“IND”) for CTX-8371 in the third quarter of 2023 and the IND was cleared by the FDA in the fourth quarter of 2023. The study is now open in the U.S. with the first patient expected to be dosed in the clinical trial by early second quarter 2024.

CTX-8371 emerged from an unbiased screen conducted with our StitchMabsTM platform. We have subsequently tested CTX-8371 in several in vitro and in vivo models where it demonstrated enhanced activation of immune responses when compared with commercially available checkpoint blockers. We believe that CTX-8371 has a potential to become a next generation checkpoint inhibitor with improved activity across various solid tumors relative to approved checkpoint blockers. Additionally, we are in the process of preclinically evaluating proprietary combination regimens of CTX-8371 with our other product candidates, CTX-009 and CTX-471.

In the fourth quarter of 2023 we announced a CEO succession plan; Vered Bisker-Leib, who was previously Compass President and COO, transitioned to Compass Chief Executive Officer and joined Compass board of directors and Thomas Schuetz, MD, PhD, Compass’ Scientific Founder and previously Chief Executive Officer, transitioned to President of Research and Development and appointed Vice Chair of the Compass board of directors. The transition took place on January 9, 2024.

Our Team

Our management team has a successful track record of building and growing biotechnology companies.

Our Chief Executive Officer, Vered Bisker-Leib, Ph.D., M.B.A., has over 20 years of experience in strategy, finance, business development, and operations of biotechnology and pharmaceutical companies. Under her financial leadership, Compass completed public and private financing transactions that generated more than $290 million in total proceeds since 2020. In 2021, Dr. Bisker-Leib identified and led the acquisition of TRIGR Therapeutics in a stock-for-stock transaction, which resulted in the addition of CTX-009 to the Compass’ pipeline. Dr. Bisker-Leib is also a board member of Ayala Pharmaceuticals. Prior to joining Compass Therapeutics, she served as an entrepreneur-in-residence with Atlas Venture. Previously, Dr. Bisker-Leib was chief business officer of Cydan (a biotech accelerator) and served as an executive director and global head of business development for the cardiovascular and metabolic franchises of Bristol-Myers Squibb.

Our President of Research and Development and Co-Founder, Thomas J. Schuetz, M.D., Ph.D. has over 30 years of experience in oncology, biopharmaceutical drug development and life science venture investing. Prior to co-founding Compass Therapeutics, Dr. Schuetz was a venture partner with OrbiMed Advisors LLC where he participated in OrbiMed’s investments in Enobia Pharma (sold to Alexion), Relypsa (sold to Galenica), Arteaus Therapeutics (sold to Eli Lilly), and Audentes (sold to Astellas) and served on the board of each of these companies. Dr. Schuetz was also the chief medical officer of Therion Biologics Corporation and was vice president of clinical affairs at Transkaryotic Therapies, a company acquired by Shire.

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

Our Strategy

Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. Our strategy to achieve this goal includes:

●

Advance our product candidate, CTX-009 (DLL4 x VEGF-A bispecific antibody), through clinical development to drug approval in multiple indications, either as a monotherapy or in combination with other therapies. CTX-009 is an investigational bispecific antibody that simultaneously blocks the DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. We chose BTC and CRC as our first indications based on a number of factors, including CTX-009 activity observed in the Phase 1, 1b and 2 clinical trials and lack of effective therapies for these patient populations. We have initiated a Phase 2 trial of CTX-009 in patients with advanced colorectal cancer and a randomized Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with BTC. Additionally, we intend to explore the potential of CTX-009 in other indications where the data support its potential therapeutic benefit such as ovarian cancer, gastric cancer, pancreatic cancer, renal cell cancer, liver cancer, neuroendocrine cancer and more. We are also developing a plan to study the combination of CTX-009 with our other product candidates, CTX-8371 and CTX-471.

●

Advance our product candidate, CTX-471 (CD137 agonist antibody), through clinical development to evaluate its therapeutic potential alone and in combination with other therapies, and define a regulatory pathway for approval. We seek to translate the antitumor activity of CTX-471 observed in preclinical testing and in our Phase 1 trial into meaningful clinical results in patients with solid tumors, such as SCLC, NSCLC and melanoma. Our first Phase 1a clinical trial was conducted in patients who relapsed or progressed after at least three months of stable disease on prior checkpoint therapies. As of January 31, 2024, one patient remains on trial. Additionally, in November 2022, we dosed the first patient in a Phase 1b trial of CTX-471 in combination with KEYTRUDA®. Patients enrolled in the trial will be treated with CTX-471 in combination with KEYTRUDA® with the goal of restoring response. The dose-escalation portion of the study has been fully enrolled and enrollment in the dose expansion cohorts has begun. In the dose expansion cohorts, we plan on enrolling 60 patients with melanoma, NSCLC and SCLC, who will randomly receive one of  two doses. This trial is enrolling patients with metastatic or locally advanced NSCLC, melanoma, and SCLC who have progressed after treatment with a checkpoint inhibitor.

●

Advance CTX-8371 (PD-1 x PD-L1 bispecific antibody) through clinical development as a next generation checkpoint inhibitor. CTX-8371, our bispecific inhibitor that targets PD-1 and PD-L1, has demonstrated better antitumor activity in preclinical experiments than a single PD-1, a single PD-L1, or combinations of PD-1 and PD-L1 inhibitors. We submitted an IND to the FDA in the third quarter of 2023 and the FDA cleared the IND for CTX-8371 in the fourth quarter of 2023 allowing us to initiate a first-in-human Phase 1 clinical trial. The study is now open in the U.S. and we expect to dose the first patient in this study by early second quarter 2024.

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

Product Candidates

We currently have three product candidates in the clinical stage of development: CTX-009, CTX-471 and CTX-8371.

CTX-009 (DLL4 X VEGF-A bispecific antibody)

CTX-009 (a.k.a. ABL001) is an investigational bispecific antibody that is designed to simultaneously block the DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. Preclinical and early clinical data of CTX-009 as a monotherapy and in combination with chemotherapy suggest that blockade of both pathways provides robust anti-tumor activity across several solid tumor indications, including colorectal, gastric, cholangiocarcinoma, pancreatic and non-small cell lung cancer.

CTX-009 is undergoing clinical development in patients with advanced solid tumors in the United States. A Phase 1 dose escalation and dose expansion monotherapy trial in patients with solid tumors, a Phase 1b trial of CTX-009 in combination with chemotherapy and a Phase 2 trial of CTX-009 in combination with chemotherapy in patients with advanced biliary tract cancer were completed in South Korea. Data from the Phase 2 trial were presented at ASCO GI in January 2023.

We currently have two open clinical trials in the United States: a Phase 2 trial of CTX-009 in patients with advanced colorectal cancer and a randomized Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with advanced biliary tract cancer.

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

Safety Data Summary. A total of 45 patients were enrolled in the trial and received at least one dose of CTX-009. The dose escalation portion of the trial took place without interruption, and the highest dose arm was 17.5 mg/kg. Importantly, the maximal tolerated dose was not determined in this trial. CTX-009 was observed to be generally well-tolerated.

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

Activity Data Summary. A total of 40 out of the 45 patients enrolled in the trial were evaluable for the purpose of determination of anti-tumor activity of CTX-009 since five patients did not reach their first scan at week eight due to progressive disease ("PD") or for other reasons. Responses started to emerge at the 10 mg/kg dose level. Sixteen of the 40 evaluable patients were dosed at the 10 or 12.5 mg/kg dose levels, which represent what we project to be the efficacious dose levels. Among those 16 patients, there were three partial responses ("PRs") confirmed by RECIST 1.1 with an overall response rate ("ORR") of 18.8% and eight patients with stable disease (“SD”), with a clinical benefit rate ("CBR") of 68.8%. Two of the three PRs were in patients with advanced colorectal cancer and one of the three PRs was in a patient with advanced gastric cancer. In addition, one of the patients with gastric cancer had a 35% decline in tumor mass relative to baseline. However, that regression was not confirmed upon a second CT scan, and hence not included in the ORR, and the best response of this patient included in the data set is stable disease. The average time to progression (“TTP”) of the advanced colorectal cancer patients treated at the 10 or 12.5 mg/kg was 6.7 months, and the average TTP of the advanced gastric cancer patients treated at the 10 or 12.5 mg/kg was 3.9 months

.

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

Phase 1: Summary of Clinical Activity of CTX-009 at the RP2D

The observed ORR of CTX-009 at the 10 and 12.5 mg/kg doses were 18.8% (3/16) as a monotherapy and 23.5% (4/17) in combination with chemotherapy. The CBR of CTX-009 at the 10 and 12.5 mg/kg were 68.8% (11/16) as a monotherapy and 76.5% (13/17) in combination with chemotherapy

 On October 8, 2021, we, along with ABL Bio, presented clinical trial data from the CTX-009 Phase 1a/1b dose escalation and dose expansion trial at a plenary oral session during the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (Abstract Number: 4749; Session title: Plenary Session 2: New Drugs on the Horizon I). The significant findings presented were as follows:

●

CTX-009 was generally well-tolerated and demonstrated single agent activity in heavily pre-treated patients with solid tumors who were resistant to anti-VEGF therapies, mostly of colorectal and gastric origins

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

Phase 2: Data from Combination Clinical Trial of CTX-009 in BTC in South Korea

A Phase 2 trial of CTX-009 in combination with paclitaxel was initiated by Handok in the first quarter of 2021 in patients with BTCs. The study has been completed and final data analysis has begun. The trial enrolled patients with unresectable advanced, metastatic, or relapsed BTCs who had received one or two prior systemic therapies.

This Phase 2 trial utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial was three PRs observed in 21 evaluable patients. As of November 9, 2022, in the preliminary analysis of all 24 patients participating in the study, CTX-009 with paclitaxel demonstrated a 37.5% ORR based on 9 patients with PRs that were confirmed by RECIST 1.1. The trial has met the criteria to advance to Part 2 and Part 1 of the study is now complete.

The results of Part 1 of the Phase 2 trial were presented at the 2023 American Society of Clinical Oncology Gastrointestinal Cancers Symposium (“ASCO GI”) in January 2023.

Safety Data Summary

CTX-009 safety data has been analyzed and was observed to be generally well-tolerated. The Phase 2 safety data are generally consistent with the safety data of the Phase 1 trials. Of the 24 patients enrolled in the first stage of the trial, all patients had at least one treatment emergent adverse event (“TEAE”). Grade 3 or greater TEAEs were reported in 95.8% of patients regardless of the relationship to CTX-009 or paclitaxel, including decreased neutrophil count (83.3%), hypertension (16.7%), anemia (20.8%), and decreased platelet count (12.5%). Grade 3 or greater adverse events that were designated to be of special interest (“AESIs”) by the trial investigators were hemoptysis or hemorrhage (12.5%) and GI or tumor perforation (8.3%), with 0% for pulmonary hypertension, wound healing complication and cardiac failure.

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

Activity Data Summary

The first stage of the trial enrolled 24 patients and 22 of those patients are considered evaluable.

Nine PRs confirmed by RECIST 1.1 were observed leading to an ORR of 37.5%, and 22 of the 24 patients evaluated have had stable disease or better with a decline in tumor burden leading to a CBR of 92%. PRs were observed in all four tumor sub-types types (intrahepatic cholangiocarcinoma, extrahepatic cholangiocarcinoma, gallbladder cancer, and ampullary carcinoma). Of the 24 patients, 11 were treated in the second line with 7 PRs observed, leading to an ORR of 63.6% in this sub-group. In the third line, 13 patients were treated with 2 PRs observed, leading to an ORR of 15.4% in the second sub-group.

After a median follow up of approximately 12 months, the median progression free survival (“PFS”) was 9.4 months, median duration of response (“DOR”) was 6.9 months and median overall survival (“OS”) was 12.5 months.

For reference, one regimen that has been studied in patients with advanced BTC is FOLFOX, the regimen recommended in the guidelines of the National Comprehensive Cancer Network (NCCN) for patients with BTC treated in the second-line setting. FOLFOX demonstrated an ORR of 5%, a median PFS of 4.0 months, and a median OS of 6.2 months in a randomized study against best supportive care.

The waterfall plot below depicts the best response for the 22 patients evaluated in the trial as of November 9, 2022.

Phase 2 Data

CTX-009 + paclitaxel in BTC

Best Response by Patient

The swimmer plot below depicts the duration that each patient has been on treatment as of November 9, 2022 (N=24):

Phase 2 Data

CTX-009 + paclitaxel in BTC

Duration of Treatment by Patient

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

Phase 2 Data

CTX-009 + paclitaxel in BTC

Overall Survival

Status of CTX-009 Development

Our strategy is to develop CTX-009 in all of the indications in which patients have a need for effective and novel therapeutic agents and data support the potential therapeutic benefit of CTX-009. We chose BTC and CRC as our lead indications based on a number of factors, including CTX-009 activity observed in the Phase 1, 1b and 2 clinical trials, lack of effective therapies for these patient populations and the potential for a straight-forward regulatory route to approval.

We submitted an IND to the FDA in December 2021 for CTX-009 and the FDA cleared our IND application in January 2022. The following trials are being conducted in the United States under this IND.

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

The trial will enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is ORR and the secondary endpoints include PFS, DCR, DOR and OS among other. Patients who were randomized to receive paclitaxel and have progressed on their regimen may cross over to the CTX-009 plus paclitaxel arm after progression on paclitaxel if they still meet the enrollment criteria for the study. A detailed description of the trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

We are currently enrolling patients for this trial. Depending on the trial results, this trial could serve as a registrational trial to support a biologics license application ("BLA") submission for CTX-009 in combination with paclitaxel as a treatment of BTC patients in the second line setting. Enrollment is expected to be completed by mid-year 2024, with top line data expected in the second half of 2024. Based on the trial results, a BLA could be filed as early as the second half of 2025.

Colorectal Cancer – CRC

We are also conducting a Phase 2 monotherapy clinical trial of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies. This trial is designed to assess the safety and efficacy of CTX-009 as a monotherapy in patients with advanced colorectal cancer. A schema of the trial design is provided below:

The trial utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial is three PRs observed in 37 patients enrolled in Stage 1 of the trial. Based on the Simon Two-Stage design, when the criteria for the first stage is met, the trial may progress to the second stage, at which time 47 additional patients could be enrolled. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

In January 2023, the first patient was dosed in this trial and enrollment in Stage 1 of the trial was complete in the first quarter of 2024. Initial results from Stage 1 of this trial are expected by mid-year 2024.

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

CTX-471 (CD137agonist antibody)

CTX-471, our monoclonal antibody product candidate, is a fully human, IgG4 monoclonal antibody that is an agonist of CD137, a key co-stimulatory receptor on immune cells. Binding of CTX-471 to CD137 has been observed to lead to ligand-stimulated activation of T-cells and NK cells. In treated mice, dosing with CTX-471 led to extensive reprogramming of the tumor microenvironment, including increased recruitment of immune cells, reversal of exhausted cytotoxic CD8+ T-cells, reductions in immunosuppressive regulatory T-cells and reductions in immunosuppressive tumor-associated macrophages. Long after the completion of the treatment with CTX-471, a period equal to eight half-lives of the antibody, treated mice exhibited immune memory that prevented reestablishment of the same tumor.

The CD137 antigenic site recognized by CTX-471 does not block the binding of CD137 ligand and is differentiated from the site recognized by CD137 antibodies from competitors. We designed the antibody using different backbones and chose to use a human IgG4 backbone for CTX-471 to enable engagement of Fc receptors FcɣRI and FcɣRIIb to facilitate CD137 cross-linking while avoiding binding to FcɣRIIIa and depletion of immune effector cells through ADCC.

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

Dosing Strategy

In contrast to dosing strategies for other immuno-oncology antibodies, such as checkpoint inhibitors where the goal is often to deliver a dose that is capable of fully inhibiting the receptor at all times, our dose selection for CTX-471 studies was aimed at binding to only a fraction of the available CD137 receptors. Dosing of an agonist antibody, such as CTX-471, at levels capable of binding to the majority of receptors can lead to inappropriate cell activation and downregulation of the receptor and overall weaker activity.

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

The Phase 1a stage of the trial is now complete. None of the patients enrolled in the Phase 1a stage of the trial had a complete response (“CR”) or a PR by RECIST. The best overall response has been stable disease. Two patients with NSCLC had stable disease until progression at Weeks 25 and 41, respectively. In addition, one patient with metastatic melanoma of mucosal origin had an approximately 24% decline in the total size of his measured metastatic tumors (target lesions) at week 33. This patient remained on the trial and received CTX-471 for 49 weeks.

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

Phase 1: Dose Expansion – Monotherapy Arm

The dose expansion stage of the trial is fully enrolled, and as of January 31, 2024, there is one ongoing patient in the trial and the study is nearing completion. 60 patients with 17 different cancers have been enrolled in the trial. One patient (noted below) had a CR and four additional patients had a PR. Of the four partial responses observed in this dose expansion cohort, three PRs have been confirmed by RECIST 1.1 and the fourth PR is unconfirmed and will remain unconfirmed. There have been nine SAEs related to CTX-471 in the dose expansion stage of the trial. All nine events resolved .

The responses observed as described below:

●

A PR was observed in a patient with metastatic melanoma who was previously treated with nivolumab and progressed on nivolumab. Below is a series of CT scan images from this patient. The patient had multiple metastases at baseline and reached a PR based on a 38% decline in linear tumor burden at week nine. This PR was confirmed at week 17.

●

A PR was observed in a patient with metastatic melanoma of mucosal origin who was previously treated with first-line regimen of ipilimumab plus nivolumab followed by second-line nivolumab as a monotherapy. After progressing on the prior regimens, the patient had joined the trial with multiple metastases at baseline. This patient reached a PR based on a 58% decline in linear tumor burden at week 17. This PR was not confirmed.

●	A PR was observed in a patient with mesothelioma. This response was confirmed by RECIST 1.1.

●

A PR was observed in a patient with melanoma treated in the third line setting. This response was confirmed by RECIST 1.1. This patient has been on the study for more than 2 years and is still ongoing.

●

The CR was observed in a patient with advanced small cell lung cancer who was previously treated with the carboplatin/etoposide and atezolizumab (a PD-L1 blocker) regimen in the first line followed by a treatment with nivolumab (a PD-1 blocker) in the second line. After progression on prior regimens this patient joined the trial and had a PR at week 17 which was confirmed at week 25. This patient was dosed with CTX-471 for more than three years with a durable PR, and in Q4 2023, following tumor regression observed by CT-Scan, the patient was tested by PET scan and a CR was determined. Below is a series of CT scan images from this patient of the largest mass (RUL Lung) which was ~4 cm at baseline.

Of note, out of the five responses observed in this trial, three responses were in patients with melanoma, leading to a response rate of 27% in this subgroup of melanoma patients (3 out of 11). The other responses were in mesothelioma (1 out of 4) and SCLC (1 out of 3).

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

In November 2022, we announced the first patient was dosed in the combination arm of the Phase 1 trial. Patients enrolled in the combination arm will be treated with CTX-471 by intravenous infusion every two weeks in combination with a fixed dose of pembrolizumab (400 mg) by intravenous infusion every six weeks with the goal of restoring response. The dose-escalation portion of the study enrolled patients with metastatic or locally advanced non-small cell lung cancer, melanoma, small cell lung cancer, mesothelioma and head and neck cancer that have progressed after treatment with a PD-1 or PD-L1 checkpoint inhibitor. At the end of 2023, the dose-escalation portion of the study was fully enrolled and this portion of the study is near completion. No dose-limiting toxicities were observed. As of January 30, 2024, there have been no responses observed in the dose escalation portion of the Phase 1 combination study.

In the expansion cohort, we plan on enrolling 60 patients with melanoma, NSCLC and SCLC, who will be randomly receive one of two doses of CTX-471: 0.3 (mg/Kg) every two weeks or 0.6 (mg/Kg) every two weeks in combination with a fixed dose of pembrolizumab (400 mg) every six weeks. Enrollment in the dose expansion cohorts began in Q4 2023.

Development Plans for CTX-471

The results of the monotherapy and combination arms of the Phase 1 trial will inform us on the next development steps.

CTX-8371 (PD-1 x PDL-1 Bispecific Antibody)

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors. IND-enabling studies on CTX-8371, including GLP toxicology studies in non-human primates (“NHPs”) were completed in the first quarter of 2023. The FDA cleared the IND for CTX-8371 in the fourth quarter of 2023 and the first patient in the Phase 1 clinical trial is expected to be dosed by early second quarter 2024.

CTX-8371 is a PD-1 x PD-L1 bispecific antibody

Overview of PD-1 and PD-L1 Checkpoint Inhibitors

PD-L1 is a surface protein that is overexpressed by over 35% of certain types of cancer, such as melanoma, hepatocellular carcinoma, colorectal cancer, and NSCLC. Binding of PD-L1 to its receptor, PD-1, on immune T-cells leads to suppression of cytotoxic CD8+ T-cells preventing immune attack of the tumor. Multiple inhibitors of PD-1 and PD-L1 have been approved as therapies for a broad range of tumors including melanoma, NSCLC, small cell lung cancer, head and neck squamous cell cancer, renal cell carcinoma, bladder cancer, gastric cancer, cervical cancer and other cancers with microsatellite instability or mismatch repair deficiency. While PD-1/PD-L1 checkpoint therapies have resulted in remarkable clinical efficacy across multiple cancer types, their efficacy, even in tumors with high immunogenicity, is limited to approximately 20% of patients. Nevertheless, sales of checkpoint therapies in 2022 were estimated to be $34 billion, and grew to $39.8 billion in 2023 at a compounded annual growth rate (CAGR) of 16.4%. The PD-1 and PD-L1 inhibitors market is expected to reach $70 billion in 2027 at a CAGR of 15.1%. There is no approved therapy that combines inhibition of both PD-1 and PD-L1 in the same molecule.

Discovery and Preclinical Activity for CTX-8371

The desire to improve the efficacy of PD-1/PD-L1 inhibitors has sparked multiple attempts to create bispecific antibodies in which one antigen binding site targets PD-1 or PD-L1 and the other targets immuno-oncology receptors such as CTLA-4, LAG-3 or CD137. In contrast to those bispecific efforts described by others that have focused on a single pair of antigen-binding domains at a time, we have applied our StitchMabsTM technology to broadly screen for pairs of bispecific antigen-binding domains with the highest potential to generate antitumor activity. Our efforts were enabled not only by the StitchMabsTM technology, but also by our investment in generating a broad portfolio of selective antibodies to approximately 40 potential immune targets across the innate and adaptive immune system.

We designed our combinatorial screen such that one antigen-binding domain was directed against PD-1, and the other selected from our library of candidate antibodies. We screened these StitchMabsTM bispecific constructs in T-cell activation assays in the presence of PD-L1 expressing cells. Our unbiased screening led us to an antibody that pairs a PD-1 binding domain and a PD-L1 binding domain. This novel bispecific antibody contributed to T-cell activation that outperformed the activation observed in response to treatment with only PD-1 antibodies. We designated CTX-8371 as the bispecific antibody we constructed using our common light chain antibodies having a PD-1 and PD-L1 antigen binding domain.

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

Differentiated mechanism of action of CTX-8371 drives enhanced T-cell activation

We also found that the greater activity of CTX-8371 in our T-cell activation assay compared to PD-1 inhibition also extended to PD-L1 inhibition. Furthermore, CTX-8371 was associated with significantly more antitumor activity in a murine B16F10 melanoma model than was monotherapy with either a PD-1 inhibitor or a PD-L1 inhibitor or a combination of both. Tumor growth in monotherapy-treated mice and in the combination PD-1 and PD-L1-treated mice was slowed to approximately half that observed with tumors in untreated mice. In contrast, tumor growth was essentially stopped by the CTX-8371 bispecific antibody. Treatment with CTX-8371 resulted in improved overall survival in this model and cured three of eight mice, such that their tumors were completely eradicated.

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

●

Taken together, the murine and cynomolgus monkey PK data, receptor occupancy data, and in vivo efficacy data in murine models was used to calculate the predicted human efficacious dose range for CTX-8371

Development Plans for CTX-8371

An IND was submitted to the FDA in the third quarter of 2023. This IND was cleared by the FDA in October 2023. In the first quarter of 2024 we initiated a first-in-human Phase 1 study of CTX-8371 in patients with metastatic or locally advanced malignancies. This Phase 1 trial is a multiple ascending, dose escalation and there are five doses planned in this study: 0.1, 0.3, 1.0, 3.0 and 10 mg/Kg. Patients eligible to participate in the trial are patients who progressed while receiving an approved PD-1 or PD-L1 inhibitor. Other eligibility criteria include patients with metastatic of locally advanced melanoma, non-small cell lung cancer, head and neck cancer, Hodgkin’s Lymphoma and triple negative breast cancer. The first patient in this Phase 1 clinical trial is expected to be dosed by early second quarter 2024.

Early-Stage Discovery

Traditionally, our approach to early-stage discovery has been based on the observation that traditional methods of antibody discovery are slow, inefficient, and are limited by lack of diversity of antigenic sites, or epitopes, that are recognized using these methods. We believe these limitations impair drug developers’ ability to identify the best product candidates. We have created several technological solutions that are designed to address the key challenges in antibody development with the goal of incorporating our solutions into bispecific product candidates. First, we developed and acquired several complementary platforms that enable us to generate antibodies with a high level of epitope diversity and excellent physical and biochemical properties. Second, we have developed sophisticated technologies to screen our antibody sets in functional biological assays designed to prioritize antibodies with desirable biological activities. Third, we have developed our proprietary StitchMabsTM technology that allows us to rapidly evaluate the potential of the antibodies we discover in a bispecific antibody format.

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

The immune system is capable of not only fighting foreign invaders, but also of recognizing and eliminating a human body’s own cells that have become pathogenic after transformation, such as in cancer. There are two broad classes of antibodies used in cancer therapy. The majority of antibodies directly target the tumor or its surroundings. The more recent class consists of antibodies that modulate the immune system leading to immune-mediated killing of tumors. These antibody drugs mainly exert this effect via a single modulation of the immune system. We believe that modulation of more than one function of the immune system simultaneously has the potential to improve the therapeutic benefit and utility of immuno-oncology therapies.

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

Common Light Chain Platform

The embedded common light chain feature in our antibodies greatly simplifies the manufacture of our bispecific product candidates. Most antigen-binding domains of antibodies are composed of a heavy chain and a light chain that have been optimized together to recognize a specific antigen. If these two chains are expressed independently, as is the case with most antibody manufacturing processes, they are often reassembled in various ways, leading to heterogenous mixture of the desired product along with peptide segments corresponding to two heavy chains and two light chains. Separation of the desired product from the mixture is a technically challenging and expensive process. We address this challenge by including only common light chain compatible antibodies as part of our antibody discovery process for potential incorporation into bispecifics. The variability in the antigen-binding domain of our antibodies in the heavy chain is sufficient to generate a diverse, potent, selective, and functionally active set of antibodies. We further simplified the manufacturing of our bispecific antibodies by assembling a single heavy chain construct that encodes both antigen-binding domains. As a result, the manufacturing of our bispecifics closely resembles that of standard monoclonal antibodies, which include one heavy chain and one light chain. Our focus on common light chain antibodies simplifies the process of converting our StitchMabsTM screening candidates into bispecific antibody product candidates.

A common light chain simplifies the production of bispecific antibodies

License Agreements

CTX-009 (DLL4 X VEGF-A bispecific antibody)

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

CTX-471 (CD137 agonist antibody)

We entered into an amended and restated collaboration agreement with Adimab, LLC ("Adimab"), dated February 11, 2015, as amended. This agreement relates to our license from Adimab for certain antibodies for development and commercialization as biopharmaceutical products, including our product candidate, CTX-471. We were granted an exclusive option to license antibodies under the agreement, which we exercised with respect to CTX-471. We are required to make payments upon achievement of development milestones that, as of December 31, 2023, amounted to $3.5 million, of which we have already made $1.5 million in milestone payments, and we have additional potential payments due in the amount of $2.0 million. In addition, we are required to pay royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.

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

Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of January 31, 2024, we have greater than 80 issued patents and patent applications pending in the United States and foreign jurisdictions relating to CTX-009, CTX-471, CTX-8371 and other discovery and research programs. We have 7 patents issued in the United States and 1 patent issued in Taiwan related to our CTX-471 program, and 1 patent issued in the United States related to our CTX-8371 program. We also have access to patents issued in Australia, Europe and the United States related to our antibody and display programs, as well as 27 patents issued in Australia, Canada, China, Europe, Japan, Korea, Russia and 2 in United States related to our CTX-009 program.

More specifically, we have licensed 2 patent families with 2 issued patents in U.S. and 27 issued patents in foreign jurisdictions, related to our DLL4/VEGF antibody program including, but not limited to, our CTX-009 therapeutic candidate. Patents in these patent families are generally expected to start to expire in 2033, subject to possible extension.

We own 4 pending patent families with 7 issued U.S. patents and 1 issued patent in Taiwan, 3 U.S. patent applications, and 43 patent applications in foreign jurisdictions, related to our CD137 agonist antibody therapeutic platform including, but not limited to, our CTX-471 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2038, subject to possible patent term extension.

We own 1 pending patent family with 1 issued U.S. patent, 1 U.S. patent application, and 18 patent applications in foreign jurisdictions, related to our PD-1/PD-L1 bispecific antibody therapeutic platform including, but not limited to, our CTX-8371 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own, or have an ownership interest in, 2 pending patent families with 2 U.S. pending patent applications and 3 patent applications in foreign jurisdictions, related to our CD277 discovery and research programs. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own 1 pending patent family with 1 U.S. pending patent application and 1 patent application in foreign jurisdictions related to our antibody and display programs including, but not limited to, common light chains and mammalian display platforms. Patents that grant from this patent family are generally expected to start to expire in 2039, subject to possible patent term extension.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests and nonclinical animal studies, all performed in accordance with the Good Laboratory Practices ("GLP"), regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;

●	approval by an independent institutional review board ("IRB"), or ethics committee representing each clinical site before each clinical trial may be initiated;

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

Submission of a BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee. For fiscal year 2024, the application user fee is $4,048,695, and the sponsor of an approved BLA is also subject to an annual program fee of $416,734 for each approved biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

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

In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the biological product is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of breakthrough therapy designation include the same benefits as a fast-track designation, in addition to intensive guidance from FDA to ensure an efficient development program.

Finally, with respect to oncology products, the FDA may review applications under Real-Time Oncology Review (“RTOR”) established by the FDA’s Oncology Center of Excellence. RTOR allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted in order to create more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time (for example, a Risk Evaluation and Mitigation Strategy). To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant.

Post-Approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Biological product manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Manufacturers and manufacturers’ facilities are also required to comply with applicable product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, or distribution, or may require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

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

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted for a biologic, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for all formulations, dosage forms, and indications of the biologic, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric trials are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the BLA sponsor’s data.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki. To obtain regulatory approval of a medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the BLA filed in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

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

Clinical Trial Approval in the European Union

In April 2014, the European Union adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all European Union Member States meaning no national implementing legislation in each European Union Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial is required to submit a single application for approval of a clinical trial to a reporting European Union Member State through a European Union Portal. The submission procedure is the same irrespective of whether the clinical trial is to be conducted in a single European Union Member State or in more than one European Union Member State.

Marketing Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

Centralized procedure.  The European Medicines Agency ("EMA"), implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area ("EEA"), which is comprised of the 28 Member States of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, advanced therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and officially designated orphan medicines.

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the European Union.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use ("CHMP") is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

National authorization procedures.  There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for medicinal products that fall outside the scope of the centralized procedure:

Decentralized procedure.  Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union Member State of medicinal products that have not yet been authorized in any European Union Member State and that do not fall within the mandatory scope of the centralized procedure.

Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that Member State. Following this, further marketing authorizations can be sought from other European Union Member States in a procedure whereby the Member State concerned agree to recognize the validity of the original, national marketing authorization.

In some cases, a Pediatric Investigation Plan ("PIP"), or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

Data and Market Exclusivity in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, during a period of eight years from the date on which the reference product was first authorized in the European Union. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The aforementioned European Union rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products ("CEPS"). There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Current and future healthcare reform legislation

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act ("ACA"), among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program, increases rebates for drugs sold to Medicaid programs owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and created a mandatory discount program for certain Medicare Part D beneficiaries in which manufacturers must agree 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●

On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2031.

●

On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

●

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, at the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

●

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which requires drug, device, medical supply, and biologics manufacturers to disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

Employees and Human Capital

As of December 31, 2023, we had 32 employees,19 of which were primarily engaged in research and development and clinical activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated in the State of Delaware on March 20, 2018. On June 17, 2020, a wholly-owned subsidiary of ours merged with and into Compass Therapeutics, a private limited liability company formed in 2014. Following the Merger, Compass Therapeutics was the surviving entity and became our wholly-owned subsidiary, and all of the outstanding common and preferred membership interests of Compass Therapeutics were converted into shares of our common stock. On June 17, 2020, we changed our name to Compass Therapeutics, Inc. As a result of the Merger, we acquired the business of Compass Therapeutics and we will continue the existing business operations of Compass Therapeutics as a public reporting company under the name Compass Therapeutics, Inc.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses with an accumulated deficit of $315 million as of December 31, 2023. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity, an underwritten public offering and a PIPE offering, as well as sales under our at-the-market offering program pursuant to an Open Market Sale AgreementSM with Jefferies LLC. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities, including clinical development, for our product candidates.

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

We anticipate incurring significant costs associated with commercializing any product candidate that is approved for commercial sale. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials for the development of any of our product candidates. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop. Additionally, any delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact our programs and increase our expenditures.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2023, we had $152.5 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into mid-2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

The clinical and commercial success of our current and future product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies and our clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

●	our plans to successfully submit new INDs with the FDA for our current and future product candidates;

●	our ability to complete preclinical studies for current or future product candidates;

●	successful enrollment in, and completion of clinical trials;

●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;

●	our ability to establish agreements with third-party manufacturers on a timely and cost-efficient manner;

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

●

our compliance with any post-approval requirements imposed on our products, such as post-marketing studies, REMS or additional requirements that might limit the promotion, advertising, distribution or sales of our products or make the products cost prohibitive;

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

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down the development and approval process for our product candidates and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates.

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

The risk of failure for product candidates still in the discovery or preclinical stage is high. In addition, any one or more of our product candidates that have not yet entered the clinic may never advance into clinical development. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We have chosen to prioritize certain product candidates for development as described in this Annual Report on Form 10-K. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other candidates or indications for which there may be a greater likelihood of success or may be more profitable.

Because we have limited resources, we have strategically determined to prioritize development of certain product candidates as described in this Annual Report on Form 10-K, rather than other product candidates. This decision is based, in part, on the significant resources required for developing and manufacturing antibody therapeutics and bispecifics. As a result, we may be foregoing other potentially more profitable antibody therapies or drugs with a greater likelihood of success. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties with respect to certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our current or future product candidates or misread trends in the oncology, autoimmunology or biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-marketing confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, as a condition for accelerated approval pre-approval of promotional materials for products being considered for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development, regulatory review or approval process, and receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

In the United States and in some foreign jurisdictions, there have been and likely will continue to be a number of legislative and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. See the section entitled, “Business — Government Regulation — Current and future healthcare reform legislation”.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our approved products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

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

Additionally, our CDMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments or on account of global pandemics or similar events. If our CDMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

In the event we decide to conduct clinical trials in the EEA or the UK or enroll subjects residing in the EEA or the UK in our future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation (“EU GDPR”). EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (“U.K. GDPR”, together with the EU GDPR referred to as “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to the processing of sensitive data (such as health data), obtaining consent of the individuals to whom the personal data relates or ensuring another legal basis or condition applies to the processing of personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K. (see below), including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The U.K. has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the U.K.

The GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. On June 4, 2021, the European Commission (“EC”) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The U.K. is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which entered into force on 21 March 2022 and enables transfers originating from the U.K. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Transfers made pursuant to these new mechanisms need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and businesses are required to adopt supplementary measures if such standard is not met. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover U.K. transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers— Vered Bisker-Leib, our Chief Executive Officer and Thomas J. Schuetz, our co-founder and President of R&D —could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of Dr. Bisker-Leib or Dr. Schuetz could impede the achievement of our research, development and commercialization objectives.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2023, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our business, results of operations and future growth prospects could be or continue to be affected by global pandemics, such as the COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify the impact the future outbreak of any highly infectious our contagious diseases, such as the COVID-19 pandemic, will have on our business operations in the future, which will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and the pandemic.

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

As of December 31, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 30% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("the Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our registration statements, if applicable, and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition, the volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. We have implemented and maintain a security risk management program that is designed to preserve the confidentiality, integrity, and continued availability of information under our ownership or care with the aim to continually improve security features in order to keep pace with the evolving cyber threat landscape.

We face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we and our vendors have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the section entitled “Risk Factors — Risks Related to Information Technology and Data Privacy”.

Risk Management and Strategy

We have implemented internal controls including regular risk assessments designed to address financial, operational and information technology (including cybersecurity) risks and controls across our organization. These assessments are overseen by our Director of IT and VP of Finance. We implement cybersecurity controls and procedures designed to address cyber risks and threats, supported by third-party technologies and security advisors and providers. We also provide cybersecurity awareness training to our employees during the onboarding process and periodically thereafter. In addition, we engage external third-party information security consultants to periodically conduct information security testing and assessments, and to evaluate our overarching information security program and specific incident response procedures. We also maintain a Cyber Incident Response Plan, which is overseen by our Director of IT and is designed to coordinate our response to information security incidents.

Cybersecurity Oversight

The Director of IT is responsible for implementing and maintaining the information security program. The Director of IT role is currently held by an individual who has more than 20 years of professional IT management experience and maintains a Global Information Assurance Certification. The Director of IT reports to our VP of Finance, who together are responsible for coordinating information security risk assessments and overseeing periodic testing of our cybersecurity controls. Our VP of Finance meets with the audit committee of our board of directors periodically for the audit committee to provide guidance on the prioritization of the risk remediation and ongoing implementation of cybersecurity improvements across our organization.

Management also generally provides quarterly updates to the audit committee on cybersecurity and other information technology risks. We have implemented a process for the Director of IT and the VP of Finance to receive incident reports and report quarterly (and, if applicable, in the event of a cybersecurity incident), to our internal disclosure committee and the audit committee, as appropriate. Management presents to the entire board of directors on an annual basis, including any key findings identified in our cybersecurity assessments.

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

As of March 15, 2024, there were approximately 100 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following table presents information as of December 31, 2023 with respect to compensation plans or arrangements under which shares of our common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (000's)		Weighted-average exercise price of outstanding stock options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (000's)
Equity compensation plans approved by security holders	9,376	(1)	$3.81	(1)	5,125
Equity compensation plans not approved by security holders	—		—		—
Total	9,376		$3.81		5,125

(1)

Includes 1.5 million shares of common stock issuable (subject to vesting) with respect to restricted stock units granted pursuant to the 2020 Plan; 900 thousand at a grant date fair market value of $3.93 per share and 600 thousand at a grant date fair market value of $3.83 per share. This value is not included in the weighted average exercise price.

On January 1, 2024, an additional 5.1 million shares became available for issuance for a total of 10.2 million shares available for future issuance. For further description of the equity compensation plans, see Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Financial Overview

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of equity securities of $412 million through December 31, 2023.

We have incurred significant operating losses since inception. We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $42.5 million and $39.2 million for the years ended December 31, 2023 and 2022, respectively, and as of December 31, 2023, we had an accumulated deficit of $315.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of December 31, 2023, we had $152.5 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditures requirements into mid-2026. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

At-The-Market (“ATM”) Offering

In June 2023, we sold, through our Open Market Sale AgreementSM with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax on adjusted financial statement income. To date, the IRA has not had a material impact on our consolidated financial statements.

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

Other income

In 2023 and 2022, the main component of other income was interest income from marketable securities.

Income taxes

We are organized as a Delaware corporation and treated as a c-corporation for federal and state income taxes. Our wholly-owned subsidiaries are included in the consolidated corporate tax return. Prior to the Merger in 2020, we were established as a Delaware limited liability company, and the business that was acquired in the Merger was treated as a partnership for income tax reporting purposes; therefore, federal and state income taxes were the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company were recorded in our consolidated financial statements. All such taxes have been recorded in our financial statements. As of December 31, 2023 we recorded a deferred tax asset of $44.3 million primarily related to a net operating loss carryforward, section 174 capitalization, research and development tax credit carryforward, and capitalized licensing fees. The asset has a corresponding full deferred tax valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. See Note 13 to our consolidated financial statements appearing in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(000's)
Operating expenses:
Research and development	$38,120	$29,997	$8,123
General and administrative	12,243	11,658	585
Total operating expenses	50,363	41,655	8,708
Loss from operations	(50,363)	(41,655)	(8,708)
Other income	7,869	2,430	5,439
Loss before income tax expense	(42,494)	(39,225)	(3,269)
Income tax expense	—	—	—
Net loss	$(42,494)	$(39,225)	$(3,269)

Research and development expenses

Research and development expenses increased by $8.1 million from $30.0 million in 2022 to $38.1 million in 2023. This increase was primarily attributable to a $10.7 million increase in clinical and manufacturing costs related to our lead program, CTX-009 described below.

We track supplies, outsourced development, personnel costs and other research and development costs of specific programs. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2023	2022	Change
	(000's)
CTX-009	$25,558	$13,130	$12,428
CTX-471	3,575	4,767	(1,192)
CTX-8371	3,964	5,556	(1,592)
Other research and development expenses	5,023	6,544	(1,521)
Total research and development expenses	$38,120	$29,997	$8,123

General and administrative expenses

General and administrative expenses increased by $0.6 million from $11.7 million in 2022 to $12.2 million in 2023. The increase was primarily attributable to higher stock compensation expense of $1.0 million offset by lower insurance costs of $0.3 million. We anticipate that our general and administrative expenses will increase in the future as we expand our operations to support our growing research and development efforts.

Other income

Other income increased by $5.4 million from $2.4 million in 2022 to $7.9 million in 2023. The change was from an increase in interest income of $5.4 million as a result of higher interest rates as compared to 2022.

Income tax expense

We did not have income tax expense in 2023 or 2022.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We have funded our operations primarily with proceeds from private placements of preferred and common equity and an underwritten public offering in the fourth quarter of 2021. Through December 31, 2023, we received gross proceeds of $412 million from the sale of equity securities, including $136.5 million in gross proceeds from our Follow-On Public Offering, $60.5 million in gross proceeds from the sale of our common stock in the Private Placement, $80.3 million in gross proceeds from a PIPE financing and $3.1 million in gross proceeds from sales through our ATM facility. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $152.5 million. Additionally, we received an additional $17.6 million in net proceeds in the first quarter of 2024 from sales through our ATM facility.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
	(000's)
Cash used in operating activities	$(40,618)	$(34,125)
Cash provided by (used in) investing activities	26,965	(151,200)
Cash provided by financing activities	2,935	75,757
Net decrease in cash and cash equivalents	$(10,718)	$(109,568)

Operating Activities

During the year ended December 31, 2023, we used $40.6 million of cash in operating activities, resulting from our net loss of $42.5 million and the change in operating assets and liabilities of $2.9 million, offset by non-cash charges of $4.8 million. Our non-cash charges primarily consisted of stock-based compensation expense of $6.1 million and amortization of ROU asset of $1.2 million offset by the amortization of premiums and discounts on marketable securities of $3.2 million. The change in our operating assets and liabilities of $2.9 million was related to the decrease in accrued expenses of $9.2 million offset by an increase in prepaid expenses of $6.8 million, primarily related to the decrease in minimum obligations related to CTX-009 manufacturing contracts.

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

Investing Activities

During the year ended December 31, 2023 cash provided by investing activities was $27.0 million, which was primarily attributed to the net proceeds of marketable securities of $27.0 million. During the year ended December 31, 2022, cash used in investing activities was $151.2 million, which was primarily attributed to the net purchase of marketable securities of $151.1 million.

Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $2.9 million. This was primarily from the issuance of stock utilizing our ATM program for net proceeds of $3.0 million. During the year ended December 31, 2022, we had $75.8 million of net cash provided by financing activities. This was primarily due to the closing of the PIPE Offering in the fourth quarter of 2022, which resulted in net proceeds of $75.7 million.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of our product candidates, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period (000's)(3)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)	$1,807	$1,264	$543	$—	$—
Manufacturing commitments(2)	2,992	2,992	—	—	—
Total	$4,799	$4,256	$543	$—	$—

(1)	Reflects payments due for our leases of office and laboratory space in Boston, Massachusetts under an operating lease agreement that expires in May 2025.
(2)	Amounts in the table reflect the non-cancelable purchase commitments under agreements with external CDMOs which we have engaged to manufacture clinical trial materials.
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

Critical Accounting Estimates

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

Stock Awards and Unit-Based Compensation

The following table summarizes stock awards and unit-based compensation expense:

	Year Ended December 31,
	2023	2022
	(000's)
Research and development	$1,998	$1,793
General and administrative	4,122	3,537
Total	$6,120	$5,330

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") was enacted. Under Section 107(b) of the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have made the election to delay the adoption of such accounting standards as provided in the JOBS Act. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company”, we are exempt from Sections 14A(a) and (b) of the Exchange Act that would otherwise require us to (i) submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay”, “say-on-frequency”, and “golden parachutes”; and (ii) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the consolidated financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents and marketable securities including corporate bonds, commercial paper certificates of deposit, U.S. government treasuries and asset backed securities, all of which are subject to interest rate risk. We limit our credit risk by investing in highly-rated securities. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to change, our holdings could change as a result.

Item 8. Financial Statements and Supplementary Data.

COMPASS THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Compass Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

March 21, 2024

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value per share data)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$24,228	$34,946
Marketable securities	128,233	151,663
Prepaid expenses and other current assets	1,420	8,182
Total current assets	153,881	194,791
Property and equipment, net	898	1,567
Operating lease, right-of-use ("ROU") asset	1,776	2,967
Other assets	320	320
Total assets	$156,875	$199,645
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,090	$3,382
Accrued expenses	2,514	11,690
Operating lease obligations, current portion	1,197	1,097
Total current liabilities	7,801	16,169
Operating lease obligations, net of current portion	536	1,838
Total liabilities	8,337	18,007

Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 127,668 shares issued and outstanding at December 31, 2023; 126,495 shares issued and 126,302 shares outstanding at December 31, 2022	13	13
Additional paid-in-capital	463,796	454,741
Accumulated other comprehensive income (loss)	37	(302)
Accumulated deficit	(315,308)	(272,814)
Total stockholders' equity	148,538	181,638
Total liabilities and stockholders' equity	$156,875	$199,645

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$38,120	$29,997
General and administrative	12,243	11,658
Total operating expenses	50,363	41,655
Loss from operations	(50,363)	(41,655)
Other income	7,869	2,430
Loss before income tax expense	(42,494)	(39,225)
Income tax expense	—	—
Net loss	$(42,494)	$(39,225)
Net loss per share - basic and diluted	$(0.33)	$(0.37)
Basic and diluted weighted average shares outstanding	127,027	105,186

Other comprehensive loss:
Net loss	$(42,494)	$(39,225)
Unrealized gain (loss) on marketable securities	339	(302)
Comprehensive loss	$(42,155)	$(39,527)

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	100,832	$10	$373,657	$—	$(233,589)	$140,078
Common shares issued in PIPE Offering, net	25,000	3	75,739	—	—	75,742
Common stock issued upon exercise of options	6	0	15	—	—	15
Share-based awards	559	—	—	—	—	—
Stock-based compensation	—	0	5,330	—	—	5,330
Cancelled shares	(95)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(39,225)	(39,225)
Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Common shares issued in ATM Offering, net	952	$—	$3,032	$—	$—	$3,032
Common stock issued upon exercise of options	29	—	62	—	—	62
Share-based awards, net of tax remittance	385	—	(159)	—	—	(159)
Stock-based compensation	—	—	6,120	—	—	6,120
Unrealized gain on marketable securities	—	—	—	339	—	339
Net loss	—	—	—	—	(42,494)	(42,494)
Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,494)	$(39,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	782
Gain on disposal of equipment	—	(70)
Share-based compensation	6,120	5,330
Amortization of premium and discount on marketable securities	(3,226)	(801)
ROU asset amortization	1,191	1,122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,762	(5,591)
Accounts payable	708	2,515
Accrued expenses	(9,176)	2,915
Operating lease liability	(1,202)	(1,102)
Net cash used in operating activities	(40,618)	(34,125)
Cash flows from investing activities:
Purchases of marketable securities	(155,418)	(200,119)
Proceeds from sale or maturities of marketable securities	182,413	48,955
Purchases of property and equipment	(30)	(212)
Proceeds from sale of equipment	—	176
Net cash provided by (used) in investing activities	26,965	(151,200)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,126	76,237
Issuance costs from issuance of common stock	(94)	(495)
Proceeds from exercise of stock options	62	15
Taxes related to the vesting of RSUs	(159)	—
Net cash provided by financing activities	2,935	75,757
Net change in cash and cash equivalents	(10,718)	(109,568)
Cash and cash equivalents at beginning of year	34,946	144,514
Cash and cash equivalents at end of year	$24,228	$34,946
Supplemental disclosure of cash flow information
Unrealized (gain) loss on marketable securities	$(339)	$302

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

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

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities. The Company has incurred recurring losses since its inception and had an accumulated deficit of $315.3 million on December 31, 2023. The Company expects to continue o generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into mid-2026. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds or commercial paper. Cash equivalents are stated at cost, which approximates market value. Cash and Cash equivalents were $24.2 million and $34.9 million on December 31, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and right-of-use (“ROU”) assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Expected volatility – The expected volatility is calculated based on the historical volatility of our common stock over the expected term of the option.

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

The following potentially dilutive securities outstanding as of December 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2023	2022
	(000's)
Restricted stock units	1,500	900
Stock options	7,876	5,378
Nonvested restricted stock	—	193
Total	9,376	6,471

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to tax disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. This will result in additional disclosures being included in our consolidated financial statements, once adopted. The Company is evaluating the impact of ASU 2023-09 and does not expect ASU-2023-09 to have a significant impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

The Company adopted Accounting Standards Update ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2023. Marketable debt securities for which the estimated fair value is below amortized cost are evaluated for credit impairment. Credit impairment is recorded through the statements of operations via an allowance for credit losses and any remaining unrealized gains and losses are reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. For all marketable securities which the estimated fair value was below amortized cost as of December 31, 2023 and 2022, the decline in fair value was not driven by credit impairment.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2023 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$54,281	$—	$54,281
Commercial paper	28,534	—	—	28,534
Certificates of deposit	—	18,866	—	18,866
U.S. government treasuries	16,080	—	—	16,080
Asset-backed securities	—	10,472	—	10,472
Money market funds (cash equivalents)	575	—	—	575
Total assets	$45,189	$83,619	$—	$128,808

	Fair Value Measurements as of December 31, 2022 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$87,760	$—	$87,760
Commercial paper	37,682	—	—	37,682
Certificates of deposit	—	19,667	—	19,667
Asset-backed securities	—	6,554	—	6,554
Money market funds (cash equivalents)	9,438	—	—	9,438
Total assets	$47,120	$113,981	$—	$161,101

5.	Marketable Securities

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

The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis. The Company classifies marketable securities that are available for use in current operations as current assets on the consolidated balance sheet.

The following tables summarize marketable securities held at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements as of December 31, 2023 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$54,256	$74	$(49)	$54,281
Commercial paper	28,507	30	(3)	28,534
Certificates of deposit	18,850	17	(1)	18,866
U.S. government treasuries	16,127	3	(50)	16,080
Asset-backed securities	10,456	23	(7)	10,472
Total assets	$128,196	$147	$(110)	$128,233

	Fair Value Measurements as of December 31, 2022 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$87,998	$12	$(250)	$87,760
Commercial paper	37,680	33	(31)	37,682
Certificates of deposit	19,689	16	(38)	19,667
Asset-backed securities	6,598	3	(47)	6,554
Total assets	$151,965	$64	$(366)	$151,663

	As of December 31,
	2023	2022
Maturing in one year or less	93,117	134,620
Maturing after one year through two years	35,116	17,043
Total	$128,233	$151,663

6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
	(000's)
Equipment	$5,167	$5,137
Furniture and fixtures	22	22
Leasehold improvements	1,612	1,612
Software	364	364
Total property and equipment–at cost	7,165	7,135
Less: Accumulated depreciation and amortization	(6,267)	(5,568)
Property and equipment, net	$898	$1,567

Total depreciation and amortization expense for years ended December 31, 2023 and 2022, was $0.7 million and $0.8 million, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
	(000's)
Project expenses	$336	$10,038
Compensation and benefits	1,938	1,556
Other	240	96
Total accrued expenses	$2,514	$11,690

Project expenses in 2022 were primarily made up of $8.8 million of accrued manufacturing expenses including $6.4 million of minimum contractual obligations which were paid in 2023.

8.	Stockholders’ Equity

In November 2022, the Company sold through a Private Investment in Public Entity (“PIPE”) offering of 25,000,000 shares of our common stock at a purchase price of $3.21 per share. The gross proceeds to us from the PIPE were $80.3 million. In connection with the PIPE, the Company paid $4.5 million to the underwriters (and for other legal and accounting costs), for net proceeds of $75.7 million.

In June 2023, the Company sold, through its ATM program pursuant to its Open Market Sale AgreementSM with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million in ATM offerings.

9.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
	(000's)
Research and development	$1,998	$1,793
General and administrative	4,122	3,537
Total	$6,120	$5,330

Restricted Stock

A summary of the Company’s restricted share activity during the years ended December 31, 2023 and 2022 is as follows:

	Shares (000's)	Estimated Fair Value Per Share
Unvested, December 31, 2021	471	$1.76
Granted	—	$—
Vested	(258)	$1.77
Forfeited or canceled	(20)	$1.77
Unvested, December 31, 2022	193	$1.74
Granted	—	$—
Vested	(193)	$1.74
Forfeited or canceled	—	$—
Unvested, December 31, 2023	—	$—

As of December 31, 2023, there was no remaining unrecognized compensation cost related to restricted stock awards. No restricted share awards were granted for the years ended December 31, 2023 and 2022.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Plan and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of (i) 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by the plan administrator no later than the immediately preceding December 31. As of December 31, 2023, 5.1 million shares remain available for future grant. On January 1, 2024, an additional 5.1 million shares became available for issuance based on 4% of the outstanding shares of common stock, for a total of 10.2 million shares available for issuance.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

	Number of Nonvested Options (000's)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2021	3,659	$5.01	8.98	$—
Granted	2,277	$2.30	8.81	$—
Exercised	(6)	$2.26	—	$6
Forfeited/cancelled	(552)	$4.78	—	$118
Outstanding at December 31, 2022	5,378	$3.89	8.24	$6,316
Granted	2,803	$3.69	9.18	$—
Exercised	(29)	$1.75	—	$35
Forfeited/cancelled	(276)	$4.29	—	$164
Outstanding at December 31, 2023	7,876	$3.81	8.05	$11
Vested at December 31, 2023	3,938	$4.22	7.43	$5

For the year ended December 31, 2023, the weighted average grant date fair value for options granted was $3.69. The aggregate intrinsic value for options vested and outstanding as of December 31, 2023 and 2022 was $11 thousand and $6.3 million, respectively. As of December 31, 2023, the unrecognized compensation cost related to outstanding options was $9.5 million, expected to be recognized over a weighted average period of approximately 2.6 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.0	6.0
Risk-free rate	3.83%	2.02%
Expected volatility	87%	94%

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2021	1,200	$3.83	$4,596
Granted	—	—	—
Vested	(300)	3.83	(1,149)
Forfeited or canceled	—	—	—
Unvested, December 31, 2022	900	$3.83	$3,447
Granted	900	$3.93	$3,537
Vested	(300)	3.83	(1,149)
Forfeited or canceled	—	—	—
Unvested, December 31, 2023	1,500	$3.83	$5,745

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of December 31, 2023, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $4.9 million, which is expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2023, the total unrecognized compensation cost from all plans to be recognized in future periods totaled approximately $14.4 million.

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during 2023. As of December 31, 2023, future potential milestone payments in connection with this agreement amounted to $2.0 million.

11.	Commitments and Contingencies

Leases

The Company accounts for operating leases on a straight-line basis over the lease term, with recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments. For leases with a term of 12 months or less, we recognize lease expense on a straight-line basis over the lease term.

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is one year and five months as of December 31, 2023. As this lease does not provide an implicit rate, the Company used its incremental borrowing rate to discount the lease payments based on the date of the lease commencement. Cash paid for this lease was $1.3 million for the years ended December 31, 2023 and 2022.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the consolidated balance sheets:

(000's)
Years ending December 31,
2024	$1,264
2025	543
Total minimum lease payments	1,807
Less: amount of lease payments representing interest	(74)
Present value of future minimum lease payments	1,733
Less: operating lease obligations, current portion	(1,197)
Operating lease obligations, long-term portion	$536

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. On July 1, 2023, the Company increased the employee matching contribution from 4% to 6%. The Company made matching contributions of $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

12.	Other income

Other income consisted of the following:

	December 31,
	2023	2022
	(000's)
Interest income, net	$7,869	$2,360
Realized gain on disposal of equipment	—	70
Total other income	$7,869	$2,430

13.	Income Taxes

The Company had no income tax for the years ended December 31, 2023 and 2022.

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	December 31,
	2023	2022
Statutory rate	21.0%	21.0%
State taxes	7.9%	5.6%
Share-based compensation & other nondeductible expenses	1.5%	-2.7%
Research credits	7.3%	1.4%
Other	-0.6%	-0.1%
Change in valuation allowance	-37.1%	-25.2%
Total	0.0%	0.0%

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $43.8 million and $28.0 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company has U.S. federal and state net operating loss carryforwards (“NOLs”) of $65.5 million and $58.8 million, respectively. As of December 31, 2023, the Company has federal and state research and development credit carryforwards (“R&D credits”) of $3.7 million and $3.4 million, respectively. For income tax purposes, federal NOLs will not expire since they were generated after 2017 and federal R&D credits will begin expiring in 2039. For income tax purposes, state NOLs and state R&D credits will begin to expire in 2040 and 2031, respectively.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized with a half-year convention over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $36.9 million and amortized $6.9 million of R&D expenses incurred for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the Company had no uncertain tax positions, and as such, no related interest or penalties have been recorded in the statements of operations and comprehensive loss. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2023 will remain subject to examination until the respective tax year is closed. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2023.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets	(000's)
Federal net operating loss carryforwards	$13,760	$12,405
State net operating loss carryforwards	3,719	2,687
Research and development credits	6,387	3,273
Section 174 Capitalization	15,525	7,294
Share-based compensation	2,701	701
Lease liabilities	474	801
Capitalized licensing fees	1,484	1,591
Other	234	70
Subtotal	44,284	28,822
Less valuation allowance	(43,799)	(28,013)
Deferred tax assets, net of valuation allowance	485	809

Deferred tax liabilities
Right-of-use assets	(485)	(809)
Other	—	—
Net deferred tax assets	$—	$—

14.	Subsequent Events

In the first quarter of 2024, the Company sold, through its Open Market Sale AgreementSM with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months December 31, 2023, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC"), with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated June 17, 2020, by and among the Olivia Ventures, Inc., Compass Acquisition LLC, Compass Therapeutics LLC, BBV International Compass Inc., Biomatics—Compass, Inc., CHI II Blocker LLC, OrbiMed Private Investments V—KA (Blocker), Inc., Eight Roads Investments, Biomatics Capital Partners, L.P., Cowen Healthcare Investments II LP, CHI EF II LP, and OrbiMed Private Investments V—KA (Feeder), LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

3.1

Certificate of Merger relating to the merger of Compass Acquisition LLC with and into Compass Therapeutics LLC, filed with the Secretary of State of the State of Delaware on June 17, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

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

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 19, 2020)

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

10.1#	2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.2#	2020 Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.3#	Form of Indemnification Agreement (directors) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.4#	Form of Indemnification Agreement (executive officers) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.5#	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

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

Amended and Restated Collaboration Agreement, dated February 11, 2015, by and between Adimab LLC and Kairos Biologics Foundation LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.9

Sublease Agreement, effective as of December 1, 2020, by and between Roche Diagnostic Operations, Inc. and Compass Therapeutics, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

10.10*#	Employment Agreement between Compass Therapeutics, Inc. and Thomas J. Schuetz, M.D., Ph.D., dated January 8, 2024

10.11*#	Employment Agreement between Compass Therapeutics, Inc. and Vered Bisker-Leib, Ph.D., M.B.A., dated January 8, 2024

10.12

Research and Development Collaboration and License Agreement, dated November 30, 2018, between Trigr Therapeutics, Inc. and ABL Bio Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Registrant’s Compensation Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

† Portions of this exhibit have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compass Therapeutics, Inc.

Date: March 21, 2024	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Vered Bisker-Leib, Ph.D. and Carl L. Gordon, Ph.D., and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vered Bisker-Leib	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 21, 2024
Vered Bisker-Leib

/s/ Carl L. Gordon	Chair of the Board	March 21, 2024
Carl L. Gordon

/s/ Thomas J. Schuetz	Vice Chair of the Board	March 21, 2024
Thomas J. Schuetz

/s/ Phil Ferneau	Director	March 21, 2024
Phil Ferneau

/s/ Mary Ann Gray	Director	March 21, 2024
Mary Ann Gray

/s/ Ellen Chiniara	Director	March 21, 2024
Ellen Chiniara

/s/ James Boylan	Director	March 21, 2024
James Boylan

/s/ Richard Lindahl	Director	March 21, 2024
Richard Lindahl