Form 10-Q
period 2024-03-31
Compass Therapeutics, Inc.
filed 2024-05-13
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39696

_____________________________

COMPASS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

_____________________________

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 Guest St., Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

_____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 10, 2024, the registrant had 137,589,171 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2024 (unaudited)	December 31, 2023 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,674	$24,228
Marketable securities	132,581	128,233
Prepaid expenses and other current assets	2,356	1,420
Total current assets	158,611	153,881
Property and equipment, net	744	898
Operating lease, right-of-use ("ROU") asset	1,467	1,776
Other assets	320	320
Total assets	$161,142	$156,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$854	$4,090
Accrued expenses	1,815	2,514
Operating lease obligations, current portion	1,224	1,197
Total current liabilities	3,893	7,801
Operating lease obligations, long-term portion	189	536
Total liabilities	4,082	8,337
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 137,589 and 127,668 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	14	13
Additional paid-in-capital	483,231	463,796
Accumulated other comprehensive (loss) income	(90)	37
Accumulated deficit	(326,095)	(315,308)
Total stockholders' equity	157,060	148,538
Total liabilities and stockholders' equity	$161,142	$156,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$9,522	$6,638
General and administrative	3,248	3,073
Total operating expenses	12,770	9,711
Loss from operations	(12,770)	(9,711)
Other income	1,983	1,874
Loss before income tax expense	(10,787)	(7,837)
Income tax expense	—	—
Net loss	$(10,787)	$(7,837)
Net loss per share - basic and diluted	$(0.08)	$(0.06)
Basic and diluted weighted average shares outstanding	136,608	126,375
Other comprehensive loss:
Net loss	$(10,787)	$(7,837)
Unrealized (loss) gain on marketable securities	(127)	156
Comprehensive loss	$(10,914)	$(7,681)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common shares issued, net of issuance costs of $0.5 million	9,790	1	17,568	—	—	17,569
Share-based awards, net of tax remittance	131		(136)	—	—	(136)
Stock-based compensation	—	—	2,003	—	—	2,003
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(10,787)	(10,787)
Balance at March 31, 2024	137,589	$14	$483,231	$(90)	$(326,095)	$157,060

Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,267	—	—	1,267
Common stock issued upon exercise of options	12	—	41	—	—	41
Unrealized gain on marketable securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,837)	(7,837)
Balance at March 31, 2023	126,375	$13	$456,049	$(146)	$(280,651)	$175,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,787)	$(7,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	194
Share-based compensation	2,003	1,267
Amortization of premium and discount on marketable securities	(376)	(593)
ROU asset amortization	309	287
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(936)	(250)
Accounts payable	(3,236)	(2,257)
Accrued expenses	(699)	(2,747)
Operating lease liability	(320)	(293)
Net cash used in operating activities	(13,888)	(12,229)
Cash flows from investing activities:
Purchases of marketable securities	(41,878)	(54,919)
Proceeds from sale or maturities of marketable securities	37,779	59,188
Net cash (used in) provided by investing activities	(4,099)	4,269
Cash flows from financing activities:
Proceeds from issuance of common stock	18,113	—
Issuance costs from issuance of common stock	(544)	—
Taxes paid related to net shares settlement of RSUs	(136)	—
Proceeds from exercise of stock options	—	41
Net cash provided by financing activities	17,433	41
Net change in cash and cash equivalents	(554)	(7,919)
Cash and cash equivalents at beginning of period	24,228	34,946
Cash and cash equivalents at end of period	$23,674	$27,027
Supplemental disclosure of cash flow information
Unrealized (loss) gain on marketable securities	$(127)	$156

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2024 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through March 31, 2024, we have received $430 million in gross proceeds from the sale of equity securities. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $156 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into late 2026.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2024 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$61,914	$—	$61,914
Commercial paper	30,124	—	—	30,124
Certificates of deposit	—	17,943	—	17,943
U.S. government treasuries	12,658	—	—	12,658
Asset-backed securities	—	9,942	—	9,942
Cash equivalents	1,549	—	—	1,549
Total assets	$44,331	$89,799	$—	$134,130

	Fair Value Measurements as of December 31, 2023 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$54,281	$—	$54,281
Commercial paper	28,534	—	—	28,534
Certificates of deposit	—	18,866	—	18,866
U.S. government treasuries	16,080	—	—	16,080
Asset-backed securities	—	10,472	—	10,472
Money market funds (cash equivalents)	575	—	—	575
Total assets	$45,189	$83,619	$—	$128,808

4.	Marketable Securities

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

Unrealized gains and losses on investments that are available for sale are recognized in accumulated other comprehensive (loss) income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of March 31, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$61,948	$33	$(67)	$61,914
Commercial paper	30,130	6	(12)	30,124
Certificates of deposit	17,931	13	(1)	17,943
U.S. government treasuries	12,733	—	(75)	12,658
Asset-backed securities	9,928	20	(6)	9,942
Total assets	$132,670	$72	$(161)	$132,581

	Fair Value Measurements as of December 31, 2023 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$54,256	$74	$(49)	$54,281
Commercial paper	28,507	30	(3)	28,534
Certificates of deposit	18,850	17	(1)	18,866
U.S. government treasuries	16,127	3	(50)	16,080
Asset-backed securities	10,456	23	(7)	10,472
Total assets	$128,196	$147	$(110)	$128,233

	As of
	March 31, 2024	December 31, 2023
Maturing in one year or less	$99,172	$93,117
Maturing after one year through two years	33,409	35,116
Total	$132,581	$128,233

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$5,167	$5,167
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,165	7,165
Less: Accumulated depreciation	(6,421)	(6,267)
Property and equipment, net	$744	$898

Depreciation and amortization expense for each of the three months ended March 31, 2024 and 2023 was $0.2 million.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Project expenses	$742	$336
Compensation and benefits	792	1,938
Other	281	240
Total accrued expenses	$1,815	$2,514

Project expenses includes $0.5 million of accrued manufacturing expenses and $0.2 million of accrued clinical expenses related to CTX-009.

7.	Commitments and Contingencies

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is one year and two months as of March 31, 2024. Cash payments related to the Facility were $0.3 million for the three months ending March 31, 2024 and 2023.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2024	$919
2025	543
Total minimum lease payments	1,462
Less: amount of lease payments representing interest	(49)
Present value of future minimum lease payments	1,413
Less: operating lease obligations, current portion	(1,224)
Operating lease obligations, long-term portion	$189

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. On July 1, 2023, the Company increased the employee matching contribution from 4% to 6%. The Company made matching contributions of $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

8.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(000’s)
Research and development	$924	$83
General and administrative	1,079	1,184
Total	$2,003	$1,267

As of March 31, 2024, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $21.5 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2024 was 5.1 million shares. As of March 31, 2024, 4.5 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2023	7,876	$3.81	8.05	$11
Granted	3,440	$1.83	9.80	—
Exercised	—	$—	—	—
Forfeited/canceled	—	$—	—	—
Outstanding at March 31, 2024	11,316	$3.21	8.41	$627
Vested at March 31, 2024	4,447	$4.10	7.33	$60

For the three months ended March 31, 2024, the weighted average grant date fair value for options granted was $1.30. The intrinsic value for options vested as of March 31, 2024, was $0.6 million. As of March 31, 2024, the total unrecognized compensation cost related to outstanding options was $12.7 million, to be recognized over a weighted average period of 1.5 years.

For the three months ended March 31, 2023, the weighted average grant date fair value for options granted was $2.95. The intrinsic value for options vested as of March 31, 2023 was $0.5 million.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0	6.0
Risk-free rate	4.04%	3.80%
Expected volatility	80%	89%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2023	1,500	$3.83	$5,745
Granted	2,391	1.93	4,622
Vested	(225)	3.93	(884)
Forfeited or canceled	—	—	—
Unvested, March 31, 2024	3,666	$2.61	$9,483

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2024, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $8.7 million, which is expected to be recognized over a weighted average period of 2.0 years.

9.	Related Parties and Related-Party Transactions

There were no material related party transactions during the three months ended March 31, 2024 and 2023.

10.	Other Income

Other income consists exclusively of interest income of $2.0 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first quarter of 2024. As of March 31, 2024, future potential milestone payments in connection with this agreement amounted to $2.0 million.

12.	Stockholders’ Equity

In the quarter ended March 31, 2024, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

13.	Subsequent Events

In January 2021, the Company licensed certain rights to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”) to develop, manufacture, commercialize or otherwise exploit CTX-009 in mainland China, Hong Kong, Taiwan and Macau (the “Elpiscience Agreement”). In April 2024, Elpiscience notified the Company that it achieved a milestone pursuant to the Elpiscience Agreement for completion of its phase 1 clinical trial with CTX-009, which triggered a $1.0 million milestone payment due to the Company. This milestone payment is subject to a sublicensing revenue payment of 15%, or $150 thousand, due to ABL Bio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently have three product candidates in the clinical stage of development: CTX-009, CTX-471 and CTX-8371. A summary of these product candidates is presented below. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In addition, we are conducting a randomized Phase 2/3 trial for CTX-009 in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers (“BTC” or “cholangiocarcinoma”) who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone in patients treated in the second-line settings. The trial is designed to enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is overall response rate (“ORR”) and the secondary endpoints include progression free survival (“PFS”), disease control rate (“DCR”), duration of response (“DOR”) and overall survival (“OS”). Top line data from this study is expected in the first quarter of 2025. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

In April 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to CTX-009 in combination with paclitaxel for the treatment of patients with metastatic or locally advanced BTC that have been previously treated.

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

In the expansion cohort, we plan on enrolling 60 patients with melanoma, NSCLC and SCLC, who will be randomly receive one of two doses of CTX-471: 0.3 (mg/Kg) every two weeks or 0.6 (mg/Kg) every two weeks in combination with a fixed dose of pembrolizumab (400 mg) every six weeks. Enrollment in the dose expansion cohorts began in the fourth quarter of 2023.

In March 2024, we announced that we initiated planning of a Phase 2 monotherapy study of CTX-471 in patients with advanced melanoma whose tumors express a newly identified biomarker of CTX-471 activity. We plan to initiate this study in the United States in the second half of 2024.

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

An IND was accepted and cleared by the FDA in October 2023 and the first patient was dosed in April 2024.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2024, we have received $430 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $10.8 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $326.1 million on March 31, 2024. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of March 31, 2024, we had $156 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into late 2026.

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

Results of Operations

Comparison of the Three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
		(000’s)
Operating expenses:
Research and development	$9,522	$6,638	$2,884
General and administrative	3,248	3,073	175
Total operating expenses	12,770	9,711	3,059
Loss from operations	(12,770)	(9,711)	(3,059)
Other income	1,983	1,874	109
Loss before income tax expense	(10,787)	(7,837)	(2,950)
Income tax expense	—	—	—
Net loss	$(10,787)	$(7,837)	$(2,950)

Research and Development Expenses

Research and development expenses increased by $2.9 million, or 43%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase primarily came from $2.6 million more in clinical expenses related to CTX-009 and CTX-8371. Activity related to the clinical trial for CTX-8371 increased significantly in the first quarter as the trial was initiated with the first patient dosed in April 2024.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
	(000’s)
CTX-009	$5,681	$3,916
CTX-471	1,144	868
CTX-8371	985	525
Unallocated research and development expenses	1,712	1,329
Total research and development expenses	$9,522	$6,638

General and Administrative Expenses

General and administrative expenses increased by $0.2 million or 6% for the three months ended March 31, 2024 as compared to the same period in 2023.

Other income

Other income increased by $0.1 million or 7% for the three months ended March 31, 2024 as compared to the same period in 2023.  Other income consisted exclusively of interest income.

Income Tax Expense

During the three months ended March 31, 2024 and 2023, we recognized no income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2024, we have received $430 million in gross proceeds from the sale of equity securities. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $156 million.

In the first quarter of 2024, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
	(000’s)
Cash used in operating activities	$(13,888)	$(12,229)
Cash provided by (used in) investing activities	(4,099)	4,269
Cash provided by financing activities	17,433	41
Net change in cash and cash equivalents	$(554)	$(7,919)

Operating Activities

During the three months ended March 31, 2024, we used $13.9 million of cash in operating activities, resulting from our net loss of $10.8 million plus the change in operating assets and liabilities of $5.2 million, partially offset by non-cash charges of $2.1 million (primarily from share-based compensation expense of $2.0 million).

During the three months ended March 31, 2023, we used $12.2 million of cash in operating activities, resulting from our net loss of $7.8 million plus the change in operating assets and liabilities of $5.6 million, partially offset by non-cash charges of $1.2 million (primarily from share-based compensation expense of $1.3 million).

Investing Activities

During the three months ended March 31, 2024, $4.1 million of cash was used in investing activities related to the net sale of marketable securities. During the three months ended March 31, 2023, $4.3 million of cash was provided by investing activities related to marketable securities.

Financing Activities

During the three months ended March 31, 2024, $17.4 million of cash was provided by financing activities. This primarily included $17.6 million of net cash from sale of common stock under an ATM Agreement, after issuance costs. During the three months ended March 31, 2023, we had $41 thousand in proceeds from the exercise of stock options.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of the Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into late 2026 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: A Phase 2/3 and two Phase 2 clinical trials of CTX-009, a Phase 1b combination trial for CTX-471 and a Phase 1 trial of CTX-8371. We expect that we will require additional funding to complete the clinical development of these three programs, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).
10.1#	Employment Agreement between Compass Therapeutics, Inc. and Thomas J. Schuetz, M.D., Ph.D., dated January 8, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 21, 2024).
10.2#	Employment Agreement between Compass Therapeutics, Inc. and Vered Bisker-Leib, Ph.D., M.B.A., dated January 8, 2024 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 21, 2024).
31.1*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*        Filed herewith.

**     This exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

#       Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Compass Therapeutics, Inc

Date: May 13, 2024	By:	/s/ Vered Bisker-Leib
Vered Bisker-Leib, PhD
Principal Executive Officer, Principal Financial and Accounting Officer

Date: May 13, 2024	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance