Form 10-Q
period 2024-06-30
Compass Therapeutics, Inc.
filed 2024-08-12
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 8, 2024, the registrant had 137,589,171 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2024 (unaudited)	December 31, 2023 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,404	$24,228
Marketable securities	126,823	128,233
Prepaid expenses and other current assets	7,319	1,420
Total current assets	153,546	153,881
Property and equipment, net	592	898
Operating lease, right-of-use ("ROU") asset	1,153	1,776
Other assets	320	320
Total assets	$155,611	$156,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,192	$4,090
Accrued expenses	7,227	2,514
Operating lease obligations, current portion	1,088	1,197
Total current liabilities	9,507	7,801
Operating lease obligations, long-term portion	—	536
Total liabilities	9,507	8,337
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 137,589 and 127,668 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	13
Additional paid-in-capital	485,352	463,796
Accumulated other comprehensive (loss) income	(91)	37
Accumulated deficit	(339,171)	(315,308)
Total stockholders' equity	146,104	148,538
Total liabilities and stockholders' equity	$155,611	$156,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Licensing revenue	$850	$—	$850	$—
Operating expenses:
Research and development	$11,174	$10,223	$20,695	$16,862
General and administrative	4,721	3,114	7,969	6,183
Total operating expenses	15,895	13,337	28,664	23,045
Loss from operations	(15,045)	(13,337)	(27,814)	(23,045)
Other income	1,969	2,059	3,951	3,930
Loss before income tax expense	(13,076)	(11,278)	(23,863)	(19,115)
Income tax expense	—	—	—	—
Net loss	$(13,076)	$(11,278)	$(23,863)	$(19,115)
Net loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.17)	$(0.15)
Basic and diluted weighted average shares outstanding	137,589	126,729	137,098	126,539
Other comprehensive loss:
Net loss	$(13,076)	$(11,278)	$(23,863)	$(19,115)
Unrealized loss on marketable securities	(1)	(361)	(128)	(205)
Comprehensive loss	$(13,077)	$(11,639)	$(23,991)	$(19,320)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common shares issued, net of issuance costs of $0.5 million	9,790	1	17,568	—	—	17,569
Share-based awards, net of tax remittance	131		(136)	—	—	(136)
Stock-based compensation	—	—	2,003	—	—	2,003
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(10,787)	(10,787)
Balance at March 31, 2024	137,589	14	483,231	(90)	(326,095)	157,060
Stock-based compensation	—	—	2,121	—	—	2,121
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,076)	(13,076)
Balance at June 30, 2024	137,589	$14	$485,352	$(91)	$(339,171)	$146,104

Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,267	—	—	1,267
Common stock issued upon exercise of options	12	—	41	—	—	41
Unrealized gain on marketable securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,837)	(7,837)
Balance at March 31, 2023	126,375	13	456,049	(146)	(280,651)	175,265
Common shares issued, net of issuance costs of $0.1 million	952	—	3,032	—	—	3,032
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,628	—	—	1,628
Unrealized loss on marketable securities	—	—	—	(361)	—	(361)
Net loss	—	—	—	—	(11,278)	(11,278)
Balance at June 30, 2023	127,388	$13	$460,709	$(507)	$(291,929)	$168,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,863)	$(19,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	374
Share-based compensation	4,124	2,895
Amortization of premium and discount on marketable securities	(1,103)	(1,628)
ROU asset amortization	623	582
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,899)	1,662
Accounts payable	(2,898)	(2,658)
Accrued expenses	4,713	(3,863)
Operating lease liability	(645)	(591)
Net cash used in operating activities	(24,642)	(22,342)
Cash flows from investing activities:
Purchases of marketable securities	(72,950)	(92,964)
Proceeds from sale or maturities of marketable securities	75,334	96,577
Purchases of property and equipment	—	(11)
Net cash provided by investing activities	2,384	3,602
Cash flows from financing activities:
Proceeds from issuance of common stock	18,113	3,126
Issuance costs from issuance of common stock	(543)	(95)
Taxes paid related to net shares settlement of RSUs	(136)	—
Proceeds from exercise of stock options	—	41
Net cash provided by financing activities	17,434	3,072
Net change in cash and cash equivalents	(4,824)	(15,668)
Cash and cash equivalents at beginning of period	24,228	34,946
Cash and cash equivalents at end of period	$19,404	$19,278
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$(128)	$(205)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2024 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through June 30, 2024, we have received $430 million in gross proceeds from the sale of equity securities. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $146 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2024 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$63,101	$—	$63,101
Commercial paper	24,204	—	—	24,204
Certificates of deposit	—	17,076	—	17,076
U.S. government treasuries	12,728	—	—	12,728
Asset-backed securities	—	9,714	—	9,714
Cash equivalents	529	—	—	529
Total assets	$37,461	$89,891	$—	$127,352

	Fair Value Measurements as of December 31, 2023 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$54,281	$—	$54,281
Commercial paper	28,534	—	—	28,534
Certificates of deposit	—	18,866	—	18,866
U.S. government treasuries	16,080	—	—	16,080
Asset-backed securities	—	10,472	—	10,472
Money market funds (cash equivalents)	575	—	—	575
Total assets	$45,189	$83,619	$—	$128,808

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of June 30, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$63,135	$43	$(77)	$63,101
Commercial paper	24,217	—	(13)	24,204
Certificates of deposit	17,068	10	(2)	17,076
U.S. government treasuries	12,792	—	(64)	12,728
Asset-backed securities	9,702	14	(2)	9,714
Total assets	$126,914	$67	$(158)	$126,823

	Fair Value Measurements as of December 31, 2023 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$54,256	$74	$(49)	$54,281
Commercial paper	28,507	30	(3)	28,534
Certificates of deposit	18,850	17	(1)	18,866
U.S. government treasuries	16,127	3	(50)	16,080
Asset-backed securities	10,456	23	(7)	10,472
Total assets	$128,196	$147	$(110)	$128,233

	As of
	June 30, 2024	December 31, 2023
Maturing in one year or less	$88,752	$93,117
Maturing after one year through two years	38,071	35,116
Total	$126,823	$128,233

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$5,167	$5,167
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,165	7,165
Less: Accumulated depreciation	(6,573)	(6,267)
Property and equipment, net	$592	$898

Depreciation and amortization expense for the six months ended June 30, 2024 was $0.3 million as compared to $0.4 million for the same period in 2023.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Project expenses	$4,605	$336
Compensation and benefits	2,314	1,938
Other	308	240
Total accrued expenses	$7,227	$2,514

Project expenses are from $4.6 million of accrued manufacturing expenses. These expenses are mostly for the manufacture of drug product for CTX-009 including $4.5 million of minimum contractual obligations.

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

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021. The Facility lease contains scheduled rent increases over the lease term. The discount rate used for the Facility lease is 6.25%, and the remaining lease term of the Facility lease is eleven months as of June 30, 2024. Cash payments related to the Facility were $0.3 million for the three months ending June 30, 2024 and 2023 and $0.7 million for the six months ending June 30, 2024 and 2023.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2024	$575
2025	543
Total minimum lease payments	1,118
Less: amount of lease payments representing interest	(30)
Present value of future minimum lease payments	1,088
Less: operating lease obligations, current portion	(1,088)
Operating lease obligations, long-term portion	$—

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. On July 1, 2023, the Company increased the employee matching contribution from 4% to 6%. The Company made matching contributions of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company made matching contributions of $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

8.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(000’s)		(000’s)
Research and development	$458	$146	$1,382	$229
General and administrative	1,663	1,482	2,742	2,666
Total	$2,121	$1,628	$4,124	$2,895

As of June 30, 2024, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $19.4 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2024 was 5.1 million shares. As of June 30, 2024, 4.5 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2023	7,876	$3.81	8.05	$11
Granted	3,453	$1.82	9.55	—
Exercised	—	$—	—	—
Forfeited/canceled	—	$—	—	—
Outstanding at June 30, 2024	11,329	$3.21	8.16	$—
Vested at June 30, 2024	5,114	$3.95	7.27	$—

For the six months ended June 30, 2024, the weighted average grant date fair value for options granted was $1.82. The options had no intrinsic value as of June 30, 2024. As of June 30, 2024, the total unrecognized compensation cost related to outstanding options was $11.4 million, to be recognized over a weighted average period of 1.5 years.

For the six months ended June 30, 2023, the weighted average grant date fair value for options granted was $2.85. The intrinsic value for options vested as of June 30, 2023, was $0.6 million. As of June 30, 2023, the total unrecognized compensation cost related to outstanding options was $11.3 million, to be recognized over a weighted average period of 3 years.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	6.0	6.0
Risk-free rate	4.04%	3.80%
Expected volatility	80%	88%
Expected dividend yield	—	—

As of January 2024, the Company used the historical price of only its own stock to determine the expected volatility. Prior to this, a group of industry peers, including the Company’s stock price, was used.

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2023	1,500	$3.89	$5,835
Granted	2,391	1.93	4,615
Vested	(225)	3.93	(884)
Forfeited or canceled	—	—	—
Unvested, June 30, 2024	3,666	$2.61	$9,565

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.
As of June 30, 2024, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $8.0 million, which is expected to be recognized over a weighted average period of 1.8 years.

9.	Related Parties and Related-Party Transactions

There were no material related party transactions during the six months ended June 30, 2024 and 2023.

10.	Other Income

Other income consists exclusively of interest income of $2.0 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively. Interest income was $4.0 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively

11.	License, Research and Collaboration Agreements

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first six months of 2024. As of June 30, 2024, future potential milestone payments in connection with this agreement amounted to $2.0 million.

Elpiscience Agreement

The Company entered into a license agreement with Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”) on January 16, 2021. Under the agreement, the Company granted certain rights, including to develop, manufacture and commercialize CTX-009, to Elpiscience for the territory of Mainland China, Hong Kong, Taiwan and Macau in exchange for royalties and milestones. In April 2024, Elpiscience completed its phase 1 clinical trial which required a $1 million milestone payment due to the Company. Per the ABL Bio Agreement noted in this footnote, sub-licensing revenue is subject to a 15% royalty. License revenue reflects the $1 million, net of the ABL Bio royalty. License revenue is shown net of this royalty.

12.	Stockholders’ Equity

In the quarter ended March 31, 2024, the Company sold through its at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million. The Company did not sell shares through the ATM in the quarter ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

CTX-009 is currently undergoing clinical studies as a monotherapy and in combination with chemotherapy in the United States. We currently have two ongoing U.S. clinical trials with CTX-009: a Phase 2 trial of CTX-009 as monotherapy in patients with metastatic colorectal cancer (“CRC”) who received two or three prior treatment regimens and a randomized Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with biliary tract cancer (“BTC”) who received one prior treatment regimen.

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

We are conducting a Phase 2 monotherapy clinical trial of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies irrespective of their KRAS mutation status. The trial is designed to assess the safety and efficacy of CTX-009 as a monotherapy in patients with colorectal cancer treated in the third and fourth-line settings and utilizes a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial is three partial responses observed in 37 patients enrolled in Part A of the trial. Based on the Simon Two-Stage design, if the criteria for the first stage are met, the trial progresses to the second stage. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

The first stage of the trial enrolled 41 patients in the United States, of which 26 (63%) were treated in the fourth line. As of August 2024, preliminary data associated with the first stage of this trial are as follows: overall response rate (“ORR”) of 5% (2 out of 41), the disease control rate (“DCR”) of 71% (29 out of 41), median progression free survival (“PFS”) of 3.9 months and median overall survival (“OS”) is currently 10.2 months. The safety profile was consistent with the prior clinical trials with hypertension as the most common adverse event. Based on this data, we are evaluating a second-line trial in patients with metastatic colorectal cancer combined with chemotherapy whose tumors express DLL4 and we are not going to enroll the second stage of the Phase 2 monotherapy trial.

We are also conducting a randomized Phase 2/3 trial for CTX-009 in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers (“BTC” or “cholangiocarcinoma”) who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone in patients treated in the second-line settings. The trial is designed to enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is overall response rate (“ORR”) and the secondary endpoints include PFS, DCR, duration of response (“DOR”) and OS. This trial was fully enrolled in August 2024 and top line data from this study is expected in the first quarter of 2025. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

In April 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to CTX-009 in combination with paclitaxel for the treatment of patients with metastatic or locally advanced BTC that have been previously treated.

We intend to explore the potential of CTX-009 in additional indications, based on data from pre-clinical models, potential biomarkers such as DLL4, and clinical data from CTX-009 trials providing signs of potential activity of CTX-009 in additional indications such as ovarian cancer, liver cancer, gastric cancer, pancreatic cancer, renal cell cancer, neuroendocrine cancer and others. We also recently approved the initiation of an Investigator Sponsored Trial (“IST”) for the study of CTX-009 in the first-line setting in patients with BTC to be conducted at the University of Texas MD Anderson Cancer Center.

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

In the fourth quarter of 2022, we initiated a clinical trial in collaboration with Merck & Co. (“Merck”, known as MSD outside the United States and Canada) to evaluate CTX-471 in combination with KEYTRUDA® (pembrolizumab). Compass is the study sponsor and Merck provides the clinical supply of KEYTRUDA®. Prior to completing enrollment of this trial, we observed an unexpected suppression of proinflammatory cytokines that was not observed with CTX-471 as a monotherapy. As a result, the combination study will be discontinued.

We have initiated planning of a Phase 2 monotherapy study of CTX-471 in patients with a set of tumors that express a newly identified biomarker of CTX-471 activity. We plan to present data on CTX-471 activity in patients whose tumors express this biomarker at a scientific conference later this year.

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

An IND was accepted and cleared by the FDA in October 2023 and the first patient was dosed in April 2024. The first cohort of this trial was completed in June 2024 with no dose limiting toxicities observed. We initiated the second cohort in July 2024.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2024, we have received $430 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $13.1 million and $11.3 million for the three months ended June 30, 2024 and 2023, respectively. Our net losses were $23.9 million and $19.1 million for the six months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $339 million on June 30, 2024. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of June 30, 2024, we had $146 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

Components of Results of Operations

Licensing Revenue

Licensing revenue consists of a milestone payment received from a license agreement with Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”) for CTX-009 in China. The revenue is shown net of a royalty due on the licensing revenue as it is not material to the statement of operations. See footnote 11 of the financial statements in this Quarterly Report on Form 10-Q for further information on the license agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax, insurance, administrative travel expenses, facilities related to administrative personnel and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our business operations.

Other Income

Other income consists of interest income on marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
		(000’s)
Licensing Revenue	$850	$—	$850
Operating expenses:
Research and development	11,174	10,223	951
General and administrative	4,721	3,114	1,607
Total operating expenses	15,895	13,337	2,558
Loss from operations	(15,045)	(13,337)	(1,708)
Other income	1,969	2,059	(90)
Net loss	$(13,076)	$(11,278)	$(1,798)

Licensing Revenue

Licensing revenue was $850 thousand for the three months ended June 30, 2024. There was no licensing revenue for the three months ended June 30, 2023. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing the Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due to ABL Bio (see footnote 11 of the financial statements in this Quarterly Report on Form 10-Q for further information on this sublicense agreement).

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily attributable to a $2.5 million increase in clinical costs related to the COMPANION-002 trial (CTX-009), partially offset by $1.8 million less in manufacturing expense for the same program.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended June 30,
	2024	2023
	(000’s)
CTX-009	$7,699	$6,861
CTX-471	1,312	1,018
CTX-8371	872	1,053
Unallocated research and development expenses	1,291	1,291
Total research and development expenses	$11,174	$10,223

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 52% for the three months ended June 30, 2024 as compared to the same period in 2023. This increase primarily came from costs related to the accrual of expenses associated with our previously announced CEO transition.

Other income

For the three months ended June 30, 2024 and 2023, other income consisted primarily of interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
		(000’s)
Licensing Revenue	$850	$—	$850
Operating expenses:
Research and development	20,695	16,862	3,833
General and administrative	7,969	6,183	1,786
Total operating expenses	28,664	23,045	5,619
Loss from operations	(27,814)	(23,045)	(5,619)
Other income	3,951	3,930	21
Net loss	$(23,863)	$(19,115)	$(5,598)

Licensing Revenue

Licensing revenue was $850 thousand for the six months ended June 30, 2024. There was no licensing revenue for the six months ended June 30, 2023. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due ABL Bio (see footnote 11 of the financial statements in this Quarterly Report on Form 10-Q for further information on this sublicense agreement).

Research and Development Expenses

Research and development expenses increased by $3.8 million, or 23%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily attributable to a $4.8 million increase in clinical costs related to the COMPANION-002 trial (CTX-009 – BTC), partially offset by $2.1 million less in manufacturing expense for the same program.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Six Months Ended June 30,
	2024	2023
	(000’s)
CTX-009	$13,380	$10,778
CTX-471	2,455	1,886
CTX-8371	1,857	1,578
Unallocated research and development expenses	3,003	2,620
Total research and development expenses	$20,695	$16,862

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 29% for the six months ended June 30, 2024 as compared to the same period in 2023. This increase primarily came from costs related to the accrual of expenses associated with our previously announced CEO transition.

Other income

For the six months ended June 30, 2024 and 2023, other income consisted primarily of interest income.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2024, we have received $430 million in gross proceeds from the sale of equity securities. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $146 million.

For the first six months of 2024, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
	(000’s)
Cash used in operating activities	$(24,642)	$(22,342)
Cash provided by (used in) investing activities	2,384	3,602
Cash provided by financing activities	17,434	3,072
Net change in cash and cash equivalents	$(4,824)	$(15,668)

Operating Activities

During the six months ended June 30, 2024, we used $24.6 million of cash in operating activities, resulting from our net loss of $23.9 million minus the change in operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $3.9 million (primarily from share-based compensation expense of $4.1 million).

During the six months ended June 30, 2023, we used $22.3 million of cash in operating activities, resulting from our net loss of $19.1 million minus the change in operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $2.2 million (primarily from share-based compensation expense of $2.9 million).

Investing Activities

During the six months ended June 30, 2024, $2.4 million of cash was provided by investing activities, related to the net sale of marketable securities. During the six months ended June 30, 2023, $3.6 million of cash was provided by investing activities which primarily related to the net sale of marketable securities.

Financing Activities

During the six months ended June 30, 2024, $17.4 million of cash was provided by financing activities. This primarily included $17.6 million of net cash from sale of common stock under an ATM Agreement, after issuance costs. During the six months ended June 30, 2023, $3.1 million of cash was provided by financing activities. This primarily included $3.0 million of net cash from sale of common stock under an ATM Agreement, after issuance costs.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: A Phase 2/3 and two Phase 2 clinical trials of CTX-009, a Phase 2 trial for CTX-471 and a Phase 1a trial of CTX-8371. We expect that we will require additional funding to complete the clinical development of these three programs, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive and Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).
10.1

Separation Agreement, dated May 28, 2024, by and between Compass Therapeutics, Inc. and Vered Bisker-Leib, PhD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2024).

10.2

Consulting Agreement, dated May 28, 2024, by and between Compass Therapeutics, Inc. and Vered Bisker-Leib, PhD (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2024).

31.1*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Compass Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Principal Executive Officer, Principal Financial and Accounting Officer

Date: August 12, 2024	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance