Form 10-Q
period 2024-09-30
Compass Therapeutics, Inc.
filed 2024-11-12
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 8, 2024, the registrant had 137,589,171 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2024 (unaudited)	December 31, 2023 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,801	$24,228
Marketable securities	98,601	128,233
Prepaid expenses and other current assets	5,738	1,420
Total current assets	141,140	153,881
Property and equipment, net	493	898
Operating lease, right-of-use ("ROU") asset	6,950	1,776
Other assets	568	320
Total assets	$149,151	$156,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$960	$4,090
Accrued expenses	2,916	2,514
Operating lease obligations, current portion	557	1,197
Total current liabilities	4,433	7,801
Operating lease obligations, long-term portion	6,320	536
Total liabilities	10,753	8,337
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 137,589 and 127,668 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14	13
Additional paid-in-capital	487,550	463,796
Accumulated other comprehensive income	486	37
Accumulated deficit	(349,652)	(315,308)
Total stockholders' equity	138,398	148,538
Total liabilities and stockholders' equity	$149,151	$156,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Licensing revenue	$—	$—	$850	$—
Operating expenses:
Research and development	8,612	8,831	29,304	25,694
General and administrative	3,627	3,095	11,597	9,276
Total operating expenses	12,239	11,926	40,901	34,970
Loss from operations	(12,239)	(11,926)	(40,051)	(34,970)
Other income	1,758	1,962	5,709	5,891
Net loss	$(10,481)	$(9,964)	$(34,342)	$(29,079)
Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.25)	$(0.23)
Basic and diluted weighted average shares outstanding	137,589	127,424	137,263	126,837

Other comprehensive loss:
Net loss	$(10,481)	$(9,964)	$(34,342)	$(29,079)
Unrealized gain (loss) on marketable securities	577	77	449	(128)
Comprehensive loss	$(9,904)	$(9,887)	$(33,893)	$(29,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.Compass Therapeutics, Inc. and Subsidiaries

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common shares issued, net of issuance costs of $0.5 million	9,790	1	17,568	—	—	17,569
Share-based awards, net of tax remittance	131		(136)	—	—	(136)
Stock-based compensation	—	—	2,003	—	—	2,003
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(10,787)	(10,787)
Balance at March 31, 2024	137,589	14	483,231	(90)	(326,095)	157,060
Stock-based compensation	—	—	2,121	—	—	2,121
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,076)	(13,076)
Balance at June 30, 2024	137,589	$14	$485,352	$(91)	$(339,171)	$146,104
Stock-based compensation	—	—	2,198	—	—	2,198
Unrealized gain on marketable securities	—	—	—	577	—	577
Net loss	—	—	—	—	(10,481)	(10,481)
Balance at September 30, 2024	137,589	$14	$487,550	$486	$(349,652)	$138,398

Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,267	—	—	1,267
Common stock issued upon exercise of options	12	—	41	—	—	41
Unrealized gain on marketable securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,837)	(7,837)
Balance at March 31, 2023	126,375	13	456,049	(146)	(280,651)	175,265
Common shares issued, net of issuance costs of $0.1 million	952	—	3,032	—	—	3,032
Vesting of share-based awards	61	—	—	—	—	—
Stock-based compensation	—	—	1,628	—	—	1,628
Unrealized loss on marketable securities	—	—	—	(361)	—	(361)
Net loss	—	—	—	—	(11,278)	(11,278)
Balance at June 30, 2023	127,388	$13	$460,709	$(507)	$(291,929)	$168,286
Vesting of share-based awards	41	—	—	—	—	—
Stock-based compensation	—	—	1,625	—	—	1,625
Exercise of common stock options	16	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	77	—	77
Net loss	—	—	—	—	(9,964)	(9,964)
Balance at September 30, 2023	127,445	$13	$462,355	$(430)	$(301,893)	$160,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,342)	$(29,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449	538
Share-based compensation	6,322	4,520
Amortization of premium and discount on marketable securities	(1,381)	(2,414)
ROU asset amortization	945	884
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,318)	5,301
Accounts payable	(3,130)	(1,076)
Accrued expenses	402	(6,046)
Operating lease liability	(640)	(892)
Net cash used in operating activities	(35,693)	(28,264)
Cash flows from investing activities:
Purchases of marketable securities	(78,297)	(110,339)
Proceeds from sale or maturities of marketable securities	109,743	131,011
Purchases of property and equipment	(44)	(21)
Net cash provided by investing activities	31,402	20,651
Cash flows from financing activities:
Proceeds from issuance of common stock	18,113	3,126
Issuance costs from issuance of common stock	(545)	(95)
Taxes paid related to net shares settlement of RSUs	(136)	—
Proceeds from exercise of stock options	—	62
Net cash provided by financing activities	17,432	3,093
Net change in cash, cash equivalents and restricted cash	13,141	(4,520)
Cash, cash equivalents and restricted cash at beginning of period	24,228	34,946
Cash, cash equivalents and restricted cash at end of period	$37,369	$30,426
Supplemental disclosure of cash flow information
Unrealized loss (gain) on marketable securities	$(449)	$128

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2024 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through September 30, 2024, we have received $430 million in gross proceeds from the sale of equity securities. As of September 30, 2024, we had cash and marketable securities of $135 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2024 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$55,766	$—	$55,766
Commercial paper	14,302	—	—	14,302
Certificates of deposit	—	15,728	—	15,728
U.S. government treasuries	4,448	—	—	4,448
Asset-backed securities	—	8,357	—	8,357
Total assets	$18,750	$79,851	$—	$98,601

	Fair Value Measurements as of December 31, 2023 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$54,281	$—	$54,281
Commercial paper	28,534	—	—	28,534
Certificates of deposit	—	18,866	—	18,866
U.S. government treasuries	16,080	—	—	16,080
Asset-backed securities	—	10,472	—	10,472
Money market funds (cash equivalents)	575	—	—	575
Total assets	$45,189	$83,619	$—	$128,808

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of September 30, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$55,375	$392	$(1)	$55,766
Commercial paper	14,285	17	—	14,302
Certificates of deposit	15,711	17	—	15,728
U.S. government treasuries	4,442	9	(3)	4,448
Asset-backed securities	8,302	56	(1)	8,357
Total assets	$98,115	$491	$(5)	$98,601

	Fair Value Measurements as of December 31, 2023 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$54,256	$74	$(49)	$54,281
Commercial paper	28,507	30	(3)	28,534
Certificates of deposit	18,850	17	(1)	18,866
U.S. government treasuries	16,127	3	(50)	16,080
Asset-backed securities	10,456	23	(7)	10,472
Total assets	$128,196	$147	$(110)	$128,233

	As of
	September 30, 2024	December 31, 2023
Maturing in one year or less	$62,588	$93,117
Maturing after one year through two years	36,013	35,116
Total	$98,601	$128,233

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$5,211	$5,167
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,209	7,165
Less: Accumulated depreciation	(6,716)	(6,267)
Property and equipment, net	$493	$898

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $0.5 million.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Project expenses	$64	$336
Compensation and benefits	2,685	1,938
Other	167	240
Total accrued expenses	$2,916	$2,514

7.	Commitments and Contingencies

Leases

The Company has evaluated its leases under ASC 842, Leases, and determined that it has one lease that is classified as an operating lease. The classification of this lease is consistent with the Company’s determination under the previous accounting standard.

When available, the Company will use the rate implicit in the lease to discount lease payments to present value; however, the Company’s current lease does not provide an implicit rate. Therefore, the Company used its incremental borrowing rate of 6.25% to discount the lease payments based on the date of the lease commencement.

The Company has one operating lease for its corporate office and laboratory facility (“Facility”) that was signed in December 2020. The Company moved into the Facility in January 2021. The Facility lease has an initial term of four years and five months, beginning on January 1, 2021.

The terms of the Facility lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that is expected to commence and be available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for new operating lease liabilities due to the lease modification were $6.1 million for a total right-of-use assets as of September 30, 2024 of $7.0 million. The remaining lease term of the Facility lease is 6.7 years as of September 30, 2024. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.3 million for the three months ending September 30, 2024 and 2023 and $1.0 million for the nine months ending September 30, 2024 and 2023. Cash payments related to the Facility were $0.3 million for the three months ending September 30, 2024 and 2023 and $1.0 million for the nine months ending September 30, 2024 and 2023.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2024	$348
2025	733
2026	1,018
2027	1,412
2028	1,441
Thereafter	3,614
Total minimum lease payments	8,566
Less: amount of lease payments representing interest	(1,689)
Present value of future minimum lease payments	6,877
Less: operating lease obligations, current portion	(557)
Operating lease obligations, long-term portion	$6,320

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. On July 1, 2023, the Company increased the employee matching contribution from 4% to 6%. The Company made matching contributions of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company made matching contributions of $0.3 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

8.	Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(000’s)		(000’s)
Research and development	$244	$159	$1,626	$387
General and administrative	1,954	1,466	4,696	4,133
Total	$2,198	$1,625	$6,322	$4,520

As of September 30, 2024, remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $19.2 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2024 was 5.1 million shares. As of September 30, 2024, 2.2 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2023	7,876	$3.81	8.05	$11
Granted	5,753	$1.57	7.13	—
Exercised	—	$—	—	—
Forfeited/canceled	(4)	$3.26	—	—
Outstanding at September 30, 2024	13,625	$2.87	6.36	$1,795
Vested at September 30, 2024	5,780	$3.82	5.38	$99

For the nine months ended September 30, 2024, the weighted average grant date fair value for options granted was $1.13. The outstanding options had an intrinsic value as of September 30, 2024 of $1.8 million. As of September 30, 2024, the total unrecognized compensation cost related to outstanding options was $12.0 million, to be recognized over a weighted average period of 1.5 years.

For the nine months ended September 30, 2023, the weighted average grant date fair value for options granted was $2.82. The intrinsic value for options vested as of September 30, 2023, was $34 thousand. As of September 30, 2023, the total unrecognized compensation cost related to outstanding options was $10.4 million, to be recognized over a weighted average period of 2.8 years.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	6.0	6.0
Risk-free rate	3.9%	3.8%
Expected volatility	81%	88%
Expected dividend yield	—

As of January 2024, the Company used the historical price of only its own stock to determine the expected volatility. Prior to this, a group of industry peers, including the Company’s stock price, was used.

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2023	1,500	$3.89	$5,835
Granted	2,391	1.93	4,615
Vested	(225)	3.93	(884)
Forfeited or canceled	—	—	—
Unvested, September 30, 2024	3,666	$2.61	$9,565

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.
As of September 30, 2024, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $7.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

9.	Related Parties and Related-Party Transactions

There were no material related party transactions during the nine months ended September 30, 2024 and 2023.

10.	Other Income

Other income consists exclusively of interest income of $1.8 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. Interest income was $5.7 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively

11.	License, Research and Collaboration Agreements

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first nine months of 2024. As of September 30, 2024, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

In the quarter ended March 31, 2024, the Company sold through its at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million. The Company did not sell shares through the ATM in the quarter ended September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In September 2024, we signed a new lease on its existing facility extending the term six years to May 2031.

In addition to our pre-clinical antibody candidates, we currently have three product candidates in the clinical stage of development: CTX-009, CTX-471 and CTX-8371. A summary of these product candidates is presented below. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CTX-009 is currently undergoing clinical studies as a monotherapy and in combination with chemotherapy in the United States. We currently have two ongoing U.S. clinical trials with CTX-009: a Phase 2 trial of CTX-009 as monotherapy in patients with metastatic colorectal cancer (“CRC”) who received two or three prior treatment regimens (this trial, as discussed further below, is in the process of being discontinued) and a randomized Phase 2/3 trial of CTX-009 in combination with paclitaxel in patients with biliary tract cancer (“BTC”) who received one prior treatment regimen.

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

We have completed the first stage of a Simon Two-Stage adaptive Phase 2 monotherapy clinical trial of CTX-009 in patients with metastatic colorectal cancer who have received two or three prior systemic therapies irrespective of their KRAS mutation status. We are not, however, advancing to the second stage because the first stage did not achieve the pre-determined response criteria for advancement. The trial is designed to assess the safety and efficacy of CTX-009 as a monotherapy in patients with colorectal cancer treated in the third and fourth-line settings. The trial can be found on www.clinicaltrials.gov (identifier NCT 05513742).

The first stage of the trial enrolled 41 patients in the United States, of which 26 (63%) were treated in the fourth line. As of August 2024, preliminary data associated with the first stage of this trial are as follows: overall response rate (“ORR”) of 5% (2 out of 41), the disease control rate (“DCR”) of 71% (29 out of 41), median progression free survival (“PFS”) of 3.9 months and median overall survival (“OS”) is currently 10.2 months. The safety profile was consistent with the prior clinical trials with hypertension as the most common adverse event. Based on the data from the first stage, we are discontinuing the current Phase 2 monotherapy trial and planning to initiate a new second-line trial in patients with metastatic colorectal cancer combined with chemotherapy whose tumors express DLL4 in mid-2025.

We are also conducting a randomized Phase 2/3 trial for CTX-009 in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers (“BTC” or “cholangiocarcinoma”) who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of CTX-009 and paclitaxel versus paclitaxel alone in patients treated in the second-line settings. The trial is designed to enroll 150 patients, who will be randomized in a 2:1 ratio to receive CTX-009 plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is overall response rate (“ORR”) and the secondary endpoints include PFS, DCR, duration of response (“DOR”) and OS. This trial was fully enrolled in August 2024 and top line data from this study is expected at the end of the first quarter of 2025. The trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943). In April 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to CTX-009 in combination with paclitaxel for the treatment of patients with metastatic or locally advanced BTC that have been previously treated.

We also recently approved the initiation of an Investigator Sponsored Trial (“IST”) for the study of CTX-009 in the first-line setting in patients with BTC to be conducted at the University of Texas MD Anderson Cancer Center. This study is expected to be open in the fourth quarter of 2024. The trial can be found on www.clinicaltrials.gov (Identifier NCT 06548412).

We intend to explore the potential of CTX-009 in additional indications based on data from pre-clinical models, potential biomarkers such as DLL4, and clinical data from CTX-009 trials providing signs of potential activity of CTX-009. Additional indications may include ovarian cancer, liver cancer, gastric cancer, pancreatic cancer, renal cell cancer, neuroendocrine cancer and others.

In addition, we are developing a plan to study the combination of CTX-009 with bispecific checkpoint blockers, including our CTX-8371, as well as combining with our novel CD137 agonistic antibody, CTX-471, which is currently in a Phase 1b clinical trial in patients with advanced solid tumors.

CTX-471 - a monoclonal antibody agonist of CD137 (4-1BB)

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

In the Phase 1b monotherapy study, CTX-471 was evaluated in patients with solid tumors that had progressed after at least three months on an approved PD-1 or PD-L1 inhibitor. Initial results reported from the study included five clinical responses, including a durable partial response (“PR”) in a patient with small-cell lung cancer that converted to a complete response (as confirmed by PET scan) and four additional PRs (one unconfirmed) in patients with melanoma and mesothelioma. The ORR in the subset of patients with advanced melanoma was 27% (3 of 11). Data were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2024.

In the fourth quarter of 2022, we initiated a clinical trial in collaboration with Merck & Co. (“Merck”, known as MSD outside the United States and Canada) to evaluate CTX-471 in combination with KEYTRUDA® (pembrolizumab). Compass is the study sponsor and Merck provides the clinical supply of KEYTRUDA®. Prior to completing enrollment of this trial, we observed an unexpected suppression of proinflammatory cytokines that was not observed with CTX-471 as a monotherapy. In the second quarter of 2024, we reported that the combination study will be discontinued.

In November 2024, we presented novel biomarker data for CTX-471 at the 39th Society for Immunotherapy of Cancer (SITC) Annual Meeting. Our research showed a correlation between the levels of neural cell adhesion molecule (NCAM or CD56) in baseline tumor cell biopsies and disease control in patients treated with CTX-471. To measure pharmacodynamic effects, comparisons were made between pre- and post-CTX-471 treatment. To survey response biomarkers, values from baseline samples obtained from patients with tumors showing complete or partial responses as well as stable disease were compared with tumors showing progressive disease. We hypothesize that NCAM facilitates responses to CTX-471 by enriching for activated NK cells expressing the CTX-471 target, CD137. The dataset shows these effects to be specific for NCAM expressing lymphocytes such as NK cells and is not observed in other lymphocyte subsets such as CD8 T cells. These findings are novel in a clinical setting and support potential use of NCAM as a selection marker. The company is currently evaluating the design for its next study of CTX-471 using NCAM as a biomarker, which it expects to initiate in mid-2025.

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

An IND was accepted and cleared by the FDA in October 2023 and the first patient was dosed in April 2024. As of October 2024, the second cohort of this trial was completed with no dose limiting toxicities observed. We plan to initiate the third cohort by the end of 2024.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2024, we have received $430 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $10.5 million and $10.0 million for the three months ended September 30, 2024 and 2023, respectively. Our net losses were $34.3 million and $29.1 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $350 million on September 30, 2024. We expect to continue to incur significant expenses for at least the next couple of years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2024, we had $135 million in cash and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

Components of Results of Operations

Licensing Revenue

Licensing revenue consists of a milestone payment received from a license agreement with Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”) for CTX-009 in China. The revenue is shown net of a royalty due on the licensing revenue as it is not material to the statement of operations. See note 11 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the license agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
		(000’s)
Licensing Revenue	$—	$—	$—
Operating expenses:
Research and development	8,612	8,831	(219)
General and administrative	3,627	3,095	532
Total operating expenses	12,239	11,926	313
Loss from operations	(12,239)	(11,926)	(313)
Other income	1,758	1,962	(204)
Net loss	$(10,481)	$(9,964)	$(517)

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,
	2024	2023
	(000’s)
CTX-009	$5,155	$5,859
CTX-471	1,258	632
CTX-8371	741	1,159
Unallocated research and development expenses	1,458	1,181
Total research and development expenses	$8,612	$8,831

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 17% for the three months ended September 30, 2024 as compared to the same period in 2023. This increase primarily came from an additional $0.5 million of stock compensation costs as compared to 2023.

Other income

For the three months ended September 30, 2024 and 2023, other income consisted of interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
		(000’s)
Licensing Revenue	$850	$—	$850
Operating expenses:
Research and development	29,304	25,694	3,610
General and administrative	11,597	9,276	2,321
Total operating expenses	40,901	34,970	5,931
Loss from operations	(40,051)	(34,970)	(5,081)
Other income	5,709	5,891	(182)
Net loss	$(34,342)	$(29,079)	$(5,263)

Licensing Revenue

Licensing revenue was $850 thousand for the nine months ended September 30, 2024. There was no licensing revenue for the nine months ended September 30, 2023. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due ABL Bio (see note 11 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on this sublicense agreement).

Research and Development Expenses

Research and development expenses increased by $3.6 million, or 14%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily attributable to a $5.3 million increase in clinical costs, primarily related to the COMPANION-002 trial (CTX-009 – BTC), partially offset by $3.8 million less in manufacturing expense, primarily related to CTX-009. In addition, there was an additional $1.2 million of stock compensation expense for the nine months ended September 30, 2024.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(000’s)
CTX-009	$18,535	$16,636
CTX-471	3,714	2,519
CTX-8371	2,599	2,737
Unallocated research and development expenses	4,456	3,802
Total research and development expenses	$29,304	$25,694

General and Administrative Expenses

General and administrative expenses increased $2.3 million, or 25% for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase primarily came from personnel costs including expenses associated with our previously announced CEO transition and additional stock compensation expense.

Other income

For the nine months ended September 30, 2024 and 2023, other income consisted primarily of interest income.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2024, we have received $430 million in gross proceeds from the sale of equity securities. As of September 30, 2024, we had cash and marketable securities of $135 million.

For the first nine months of 2024, we sold through our at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(000’s)
Cash used in operating activities	$(35,693)	$(28,264)
Cash provided by investing activities	31,402	20,651
Cash provided by financing activities	17,432	3,093
Net change in cash, cash equivalents and restricted cash	$13,141	$(4,520)

Operating Activities

During the nine months ended September 30, 2024, we used $35.7 million of cash in operating activities, resulting from our net loss of $34.3 million minus the change in operating assets and liabilities of $7.7 million, partially offset by non-cash charges of $6.3 million (primarily from share-based compensation expense of $6.3 million).

During the nine months ended September 30, 2023, we used $28.3 million of cash in operating activities, resulting from our net loss of $29.1 million plus the change in operating assets and liabilities of $2.7 million, partially offset by non-cash charges of $3.5 million).

Investing Activities

During the nine months ended September 30, 2024, $31.4 million of cash was provided by investing activities, related to the net sale of marketable securities. During the nine months ended September 30, 2023, $20.7 million of cash was provided by investing activities which primarily related to the net sale of marketable securities.

Financing Activities

During the nine months ended September 30, 2024, $17.4 million of cash was provided by financing activities. This primarily included $17.6 million of net cash from sale of common stock under an ATM Agreement, after issuance costs. During the nine months ended September 30, 2023, $3.1 million of cash was provided by financing activities. This primarily included $3.0 million of net cash from sale of common stock under an ATM Agreement, after issuance costs.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027 based on our current plans, which may change based on clinical or pre-clinical results. These plans include: A Phase 2/3 and two Phase 2 clinical trials of CTX-009, a Phase 2 trial for CTX-471 and a Phase 1a trial of CTX-8371. We expect that we will require additional funding to complete the clinical development of these three programs and commercialize our product candidates, if we receive regulatory approval. If we receive regulatory approval for CTX-009, CTX-471 or CTX-8371 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on if and how we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive and Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).
10.13*	Lease Agreement, effective as of September 27, 2024, by and between Ice Box, LLC and Compass Therapeutics, Inc.
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

Compass Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Thomas Schuetz
Thomas Schuetz, MD
Principal Executive Officer, Principal Financial and Accounting Officer

Date: November 12, 2024	By:	/s/ Neil Lerner
Neil Lerner, CPA
Vice President - Finance