Form 10-K
period 2024-12-31
Compass Therapeutics, Inc.
filed 2025-02-27
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of the last business day of its most recently completed second fiscal quarter (June 30, 2024), traded on the Nasdaq Capital Market in the United States under the symbol CMPX was approximately $98 million.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2025 was 138,282,498.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Our pipeline comprises three clinical product candidates and one candidate in investigational new drug application (“IND”) enabling studies. Our lead product candidate, tovecimig (formerly known as CTX-009), is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. Our second program CTX-471, is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily member 9 (TNFRSF9), also known as CD-137, a co-stimulatory receptor which is mostly expressed on activated, but not on resting, T-cells and NK cells. Our third program, CTX-8371, is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor and its ligand PD-L1, two validated immune-oncology targets. In addition, we are in the process of IND enabling studies with CTX-10726, a bispecific antibody targeting PD-1 and VEFG-A.

Tovecimig (CTX-009), our bispecific antibody targeting DLL4 and VEGF-A, is currently being evaluated in a randomized Phase 2/3 trial in the United States in combination with paclitaxel in patients with biliary tract cancer (“BTC”) who received one prior treatment regimen. We expect top-line data from this study at the end of the first quarter of 2025. In August 2024, we also announced that tovecimig demonstrated a 5% overall response rate (“ORR”) as a monotherapy in our Phase 2 study of patients with advanced, metastatic colorectal cancer (“CRC”).

The two initial indications of BTC and CRC for tovecimig were selected based on the results of the Phase 1,1b and 2 clinical trials and the significant unmet need for effective therapeutic regimens in these patient populations. We estimate that there are approximately 23,000 patients diagnosed with BTC in the United States each year and over 200,000 patients worldwide. Patients with BTC have a poor prognosis despite first-line treatment with chemotherapy and immunotherapy, and there is no generally accepted standard of care in later lines of treatment, except for therapies for targeted mutations, which is estimated to be approximately 15% of the market. For CRC, there are approximately 153,000 new patients diagnosed each year in the United States and more than 1.9 million patients worldwide. Despite advances in treatment of CRC in recent years with angiogenesis inhibitors and targeted therapies, there are few safe and effective treatment options for patients with CRC, and the majority of the patients are refractory to existing therapeutic regimens or relapse quickly and advance to later lines of therapy where treatment options are more limited and less effective. We also intend to expand the development of tovecimig to additional indications with significant unmet need such as ovarian cancer and gastric cancer. Following the generation of positive clinical data in later lines of therapy, we plan to study tovecimig in earlier settings in all indications where the data support it.

CTX-471, our CD137 agonistic antibody, targets a key node of the immune system with the goal of becoming a next generation immune-oncology treatment for patients across a variety of cancers who do not have a sustained response to current therapies. During its early clinical development, CTX-471 demonstrated monotherapy activity in the post-PD-1/PD-L1 patient population across three solid tumor indications: melanoma, small cell lung cancer (“SCLC”) and mesothelioma. The Phase 1 program, which included one complete response, also identified a potential biomarker of activity for CTX-471, neural cell adhesion molecule (NCAM or CD56). We expect to initiate a Phase 2 basket study of CTX-471 in patients with NCAM+ tumors in mid-2025.

CTX-8371, our bispecific antibody targeting PD-1 and PD-L1, is currently in a first-in-human Phase 1 clinical trial. CTX-8371 emerged from an unbiased screen for synergy conducted with our StitchMabsTM platform. We subsequently tested CTX-8371 in several in vitro and in vivo models where it demonstrated enhanced activation of immune responses when compared with commercially available checkpoint blockers. We believe that CTX-8371 has the potential to become a next generation checkpoint inhibitor with improved activity across various solid tumors relative to approved checkpoint blockers. We expect to complete our Phase 1 study of CTX-8371 in the second half of 2025.

Finally, CTX-10726, our bispecific antibody targeting PD-1 and VEGF-A, is currently in IND enabling studies, with an IND filing expected by year end 2025. CTX-10726 is a fully human IgG1 with silenced Fc-γ receptor binding that was discovered and developed in-house. We expect to accelerate the development of CTX-10726 by leveraging our experience developing and manufacturing bispecific structures containing VEGF-A (tovecimig) and PD-1 (CTX-8371) components.

Pipeline

The figure below details our pipeline of product candidates.

Our Strategy

Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. Our strategy to achieve this goal includes:

●	Advance our product candidate, tovecimig (DLL4 x VEGF-A bispecific antibody), through clinical development and potential commercialization for multiple indications. Tovecimig is an investigational bispecific antibody that simultaneously blocks the DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. We chose BTC and CRC as our first indications based on a number of factors, including tovecimig’s activity observed in the Phase 1, 1b and 2 clinical trials and the lack of effective therapies for these patient populations. We completed enrollment of a randomized Phase 2/3 trial of tovecimig in combination with paclitaxel in patients with BTC and a Phase 2 trial of tovecimig in patients with advanced CRC. In addition, an investigator sponsored trial of tovecimig in the first-line setting in combination with gemcitabine/cisplatin and durvalumab in patients with BTC was initiated in the first quarter of 2025. We intend to explore the potential of tovecimig in other indications where the data support its potential therapeutic benefit such as ovarian cancer, gastric cancer, renal cell cancer, and liver cancer.

●	Advance our product candidate, CTX-471 (CD137 agonist antibody), through clinical development to evaluate its therapeutic potential and define a regulatory pathway for approval. We seek to translate the antitumor activity of CTX-471 observed in preclinical testing and in our Phase 1 trial into meaningful clinical results in patients with solid tumors, such as SCLC, non-small cell lung cancer (“NSCLC”) and melanoma. Our Phase 1a clinical trial was conducted in patients who relapsed or progressed after at least three months of a prior checkpoint therapy. As of January 31, 2025, two patients remain on trial. During the Phase 1a trial, we identified a potential biomarker of activity, neural cell adhesion molecule (NCAM or CD56), which we intend to use in a Phase 2 basket study of CTX-471, expected to start in mid-2025.

●

Advance CTX-8371 (PD-1 x PD-L1 bispecific antibody) through clinical development as a next generation checkpoint inhibitor. CTX-8371 has demonstrated better antitumor activity in preclinical experiments than a single PD-1, a single PD-L1, or combinations of PD-1 and PD-L1 inhibitors. We initiated a first-in-human Phase 1 clinical trial with the first patient dosed in April 2024. As of January 2025, the third cohort of this trial completed with no dose limiting toxicities observed.

●	Advance CTX-10726 (PD-1 x VEFG-A bispecific antibody) through IND-enabling studies and clinical development. CTX-10726 was developed at Compass leveraging our experience with the VEGF-A component of tovecimig and the PD-1 component of CTX-8371. We are currently performing IND enabling studies and anticipate filing an IND by year end 2025.

●

Seek strategic partnerships for select product candidates. Our technology platform is designed to generate a broad pipeline of product candidates with high potential for clinical application. We intend to assess on a case-by-case basis the opportunities for accelerating the preclinical development, clinical development and commercialization of these candidates in a capital-efficient manner, including selectively pursuing strategic partnerships with leading biopharmaceutical companies with domain-specific clinical development and commercial expertise to maximize the value of our pipeline.

Product Candidates

We currently have three product candidates in the clinical stage of development: tovecimig, CTX-471 and CTX-8371. Additionally, we have one product candidate in IND enabling studies, CTX-10726.

Tovecimig (DLL4 X VEGF-A bispecific antibody)

Tovecimig (formerly known as CTX-009) is an investigational bispecific antibody that is designed to simultaneously block the DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. Preclinical and early clinical data of tovecimig as a monotherapy and in combination with chemotherapy suggest that blockade of both pathways provides robust anti-tumor activity across several solid tumor indications, including colorectal, gastric, cholangiocarcinoma, pancreatic and NSCLC.

Tovecimig is undergoing clinical development in patients with advanced solid tumors in the United States. A Phase 1 dose escalation and dose expansion monotherapy trial in patients with solid tumors, a Phase 1b trial of tovecimig in combination with chemotherapy and a Phase 2 trial of tovecimig in combination with chemotherapy in patients with advanced biliary tract cancer were completed in South Korea. Data from the Phase 2 trial were presented at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium (“ASCO GI”) in January 2023.

We are currently conducting a randomized Phase 2/3 trial of tovecimig in combination with paclitaxel in patients with advanced BTC. In addition, an investigator sponsored trial of tovecimig in the first-line setting in combination with gemcitabine/cisplatin and durvalumab in patients with BTC was initiated in the first quarter of 2025, led by investigators at The University of Texas MD Anderson Cancer Center.

We have licensed exclusive global rights to tovecimig, outside of South Korea, from ABL Bio, Inc. (“ABL Bio”), a South Korea-based clinical-stage company focused on developing antibody therapeutics. South Korean rights are held by Handok Pharmaceuticals, Inc. (“Handok”) and China rights were out-licensed from us to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”).

Phase 1 Summary of Clinical Activity of Tovecimig at the Recommended Phase 2 Dose (RP2D) – South Korea

The observed ORR of tovecimig at the 10 and 12.5 mg/kg doses were 18.8% (3/16) as a monotherapy and 23.5% (4/17) in combination with chemotherapy. The clinical benefit rate (“CBR”) of tovecimig at the 10 and 12.5 mg/kg were 68.8% (11/16) as a monotherapy and 76.5% (13/17) in combination with chemotherapy.

In October 2021, we, along with ABL Bio, presented clinical trial data from the tovecimig Phase 1a/1b dose escalation and dose expansion trial at a plenary oral session during the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (Abstract Number: 4749; Session title: Plenary Session 2: New Drugs on the Horizon I). The significant findings presented were as follows:

●

Tovecimig was generally well-tolerated and demonstrated single agent activity in heavily pre-treated patients with solid tumors who were resistant to anti-VEGF therapies, mostly of colorectal and gastric origins

●	The maximum tolerated dose (“MTD”) was not reached, and the RP2D of tovecimig were determined to be 10.0 and 12.5 mg/kg biweekly

●	ORR of tovecimig as a monotherapy across all doses tested (0.3 – 17.5 mg/kg) was 8% and the CBR was 62% in patients treated at the 3rd and 4th line settings

●	Treatment with tovecimig as a monotherapy at the RP2D (10.0 mg/kg and 12.5 mg/kg) led to 18.8% (n=3/16) ORR, not including an additional unconfirmed PR, and a 68.5% CBR (n=11/16)

Phase 2 Trial of Tovecimig with Paclitaxel in BTC - South Korea

In the Phase 1b Study, there were four patients enrolled with cholangiocarcinoma. Two of these four patients had deep, durable, and confirmed responses. Both of these patients received tovecimig in combination with paclitaxel. Based on this observation, a Phase 2 trial of tovecimig in combination with paclitaxel was completed by ABL Bio in patients with BTC, with data reported in the first quarter of 2023. The trial enrolled patients with unresectable advanced, metastatic, or relapsed BTC who had received one or two prior systemic therapies.

This Phase 2 trial utilized a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial was three PRs observed in 21 evaluable patients. In the preliminary analysis of all 24 patients participating in the study, tovecimig with paclitaxel demonstrated a 37.5% ORR based on 9 patients with PRs that were confirmed by RECIST 1.1. The results of Part 1 of the Phase 2 trial were presented at the 2024 ASCO GI meeting in January 2024.

Based on the efficacy data and following discussions with the U.S. Food and Drug Administration (“FDA”), while the trial had met the criteria to advance to Part 2, we elected to terminate the study and advance tovecimig directly to a randomized Phase 2/3 study in patients with BTC treated in the second-line setting.

Safety Data Summary

Tovecimig safety data has been analyzed and was observed to be generally well-tolerated. Of the 24 patients enrolled in the first stage of the trial, all patients had at least one treatment emergent adverse event (“TEAE”). Grade 3 or greater TEAEs were reported in 95.8% of patients regardless of the relationship to tovecimig or paclitaxel, including decreased neutrophil count (83.3%), hypertension (16.7%), anemia (20.8%), and decreased platelet count (12.5%). Grade 3 or greater adverse events that were designated to be of special interest (“AESIs”) by the trial investigators were hemoptysis or hemorrhage (12.5%) and GI or tumor perforation (8.3%), with 0% for pulmonary hypertension, wound healing complication and cardiac failure.

The table below depicts a summary of the TEAEs in 24 patients for the study.

	Total	Total	Grade 3	Grade 3
Treatment Emergent Adverse Events observed in > 1 patient	(n)	(%)	(n)	(%)
Neutrophil count decreased	22	92	20	83
Hypertension	12	50	4	17
Platelet count decreased	9	38	3	13
Anaemia	5	21	5	21
Ascites	4	17	2	8
Decreased appetite	4	17	2	8
Neutropenia	2	8	2	8
Liver abscess	2	8	2	8
Hepatic infection	2	8	2	8
Cholangitis	2	8	2	8
Embolism	2	8	2	8

Activity Data Summary

The first stage of the trial enrolled 24 patients and 22 of those patients were considered evaluable.

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

For reference, one regimen that has been studied in patients with advanced BTC is the three-drug combination FOLFOX. FOLFOX demonstrated an ORR of 5%, a median PFS of 4.0 months, and a median OS of 6.2 months in a randomized study against best supportive care.

The waterfall plot below depicts the best response for the 22 patients evaluated in the trial.

Phase 2 Data

tovecimig + paclitaxel in BTC

Best Response by Patient

Phase 2/3 Trial of Tovecimig with Paclitaxel in BTC – United States

Following conversations with the FDA, we submitted a protocol for a randomized Phase 2/3 trial for tovecimig in combination with paclitaxel in adult patients with unresectable, advanced, metastatic or recurrent biliary tract cancers who have received one prior systemic chemotherapy regimen. The trial is designed to assess the safety and efficacy of the combination of tovecimig and paclitaxel versus paclitaxel alone. A schema of the trial design is provided below:

The trial was designed to enroll 150 patients, randomized in a 2:1 ratio to receive tovecimig plus paclitaxel (n=100) or paclitaxel alone (n=50). The primary endpoint of the trial is ORR and the secondary endpoints include PFS, OS, DOR and DCR among others. Patients who were randomized to receive paclitaxel and have progressed on their regimen can cross over to the tovecimig plus paclitaxel arm after progression on paclitaxel if they still meet the enrollment criteria for the study. A detailed description of the trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

This trial was fully enrolled in August 2024. Top line data is expected at the end of the first quarter of 2025.

Phase 2 Trial of Tovecimig in CRC – United States

We conducted a Phase 2 monotherapy clinical trial of tovecimig in patients with metastatic colorectal cancer who have received two or three prior systemic therapies. This trial was designed to assess the safety and efficacy of tovecimig as a monotherapy in patients with advanced CRC. The trial utilized a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial was three PRs observed in 37 patients enrolled in Stage 1 of the trial.

The first stage of the trial enrolled 41 patients in the United States, of which 26 (63%) were treated in the fourth line. Tovecimig demonstrated an ORR of 5% (2 out of 41), a DCR of 71% (29 out of 41), median PFS of 3.9 months and median overall survival (“OS”) of 10.2 months. The safety profile was consistent with the prior clinical trials with hypertension as the most common adverse event. The ORR did not meet the criteria to advance to the second stage of the trial, but based on this efficacy signal we are planning to initiate a new second-line trial of tovecimig. We are evaluating the details of this study to investigate tovecimig in combination with chemotherapy in patients with metastatic CRC based on DLL4 positivity and expect to initiate it in mid-2025.

Additional Plans for Tovecimig

We intend to explore the potential of tovecimig in additional indications, based on data from pre-clinical models, potential biomarkers such as DLL4, and clinical data from tovecimig trials providing signs of potential activity of tovecimig in additional indications such as ovarian cancer, gastric cancer,, renal cell cancer, and liver cancer.

In addition, we are developing a plan to study the combination of tovecimig with our novel bispecific checkpoint blocker, CTX-8371, and with other checkpoint blockers, such as pembrolizumab and atezolizumab. Additionally, we are considering the combination of tovecimig with our novel CD137 agonistic antibody, CTX-471.

CTX-471 (CD137 agonist antibody)

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

Phase 1 Clinical Trial of CTX-471

In a Phase 1b monotherapy study, CTX-471 was evaluated in patients with solid tumors that had progressed after at least three months on an approved PD-1 or PD-L1 inhibitor. Initial results reported from the study included five clinical responses, including a durable PR in a patient with SCLC that converted to a complete response (as confirmed by PET scan) and four additional PRs (one unconfirmed) in patients with melanoma and mesothelioma. The ORR in the subset of patients with advanced melanoma was 27% (3 of 11). Data were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024.

Phase 1 Clinical Trial Data

In July 2019, we initiated a Phase 1 trial evaluating the safety and tolerability of CTX-471 as a monotherapy in patients with solid tumors who were previously treated with PD-1 or PD-L1 immune checkpoint inhibitors and subsequently relapsed or progressed after a period of stable disease. The design of this trial included a Phase 1a dose escalation stage followed by a Phase 1b dose expansion stage.

In the Phase 1a dose escalation, CTX-471 was observed to be generally well-tolerated in the Phase 1a stage of the trial. The dose-limiting toxicity was two thrombocytopenia based on two observed events in Cohort 4, which was expanded from three to six patients to collect additional safety data. Based on these results, 0.6 mg/kg was determined to be the maximum tolerated dose.

Phase 1b Dose Expansion

The dose expansion stage of the trial is completed. 60 patients with 17 different cancers were enrolled in the trial. One patient (noted below) had a CR and four additional patients had a PR. Of the four PRs observed in this dose expansion cohort, three PRs have been confirmed by RECIST 1.1 and the fourth PR was unconfirmed. There have been nine SAEs related to CTX-471 in the dose expansion stage of the trial. All nine events resolved.

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

●

The CR was observed in a patient with advanced SCLC who was previously treated with the carboplatin/etoposide and atezolizumab (a PD-L1 blocker) regimen in the first line followed by a treatment with nivolumab (a PD-1 blocker) in the second line. After progression on prior regimens this patient joined the trial and had a PR at week 17 which was confirmed at week 25. This patient was dosed with CTX-471 for more than three years with a durable PR, and in Q4 2023, following tumor regression observed by CT-Scan, the patient was tested by PET scan and a CR was determined. Below is a series of CT scan images from this patient of the largest mass (RUL Lung) which was ~4 cm at baseline.

Of note, out of the five responses observed in this trial, three responses were in patients with melanoma, leading to a response rate of 27% in this subgroup of melanoma patients (3 out of 11). The other responses were in mesothelioma (1 out of 4) and SCLC (1 out of 3).

Biomarker discovery

In November 2024, we presented novel biomarker data associated with CTX-471 at the 39th Society for Immunotherapy of Cancer (“SITC”) Annual Meeting. Our research showed a correlation between the levels of neural cell adhesion molecule (“NCAM” or CD56) in baseline tumor cell biopsies and disease control in patients treated with CTX-471. To measure pharmacodynamic effects, comparisons were made between pre- and post-CTX-471 treatment. To survey response biomarkers, values from baseline samples obtained from patients with tumors showing complete or partial responses as well as stable disease were compared with tumors showing progressive disease. We hypothesize that NCAM facilitates responses to CTX-471 by enriching for activated NK cells expressing the CTX-471 target, CD137. The dataset shows these effects to be specific for NCAM expressing lymphocytes such as NK cells and is not observed in other lymphocyte subsets such as CD8 T cells. These findings are novel in a clinical setting and support potential use of NCAM as a selection marker.

Development Plans for CTX-471

Based on the results of the monotherapy and combination arms of the Phase 1 trial, we are currently evaluating the design of a Phase 2 study of CTX-471 using NCAM as a biomarker, which we expect to initiate in mid-2025.

CTX-8371 (PD-1 x PDL-1 Bispecific Antibody)

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1, PD-L1, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors. IND-enabling studies on CTX-8371, including GLP toxicology studies in non-human primates (“NHPs”) were completed in the first quarter of 2023. The FDA cleared the IND for CTX-8371 in the fourth quarter of 2023 and the first patient in the Phase 1 clinical trial was dosed in April 2024.

CTX-8371 is a PD-1 x PD-L1 bispecific antibody

Overview of PD-1 and PD-L1 Checkpoint Inhibitors

PD-L1 is a surface protein that is overexpressed by over 35% of certain types of cancer, such as melanoma, hepatocellular carcinoma, CRC, and NSCLC. Binding of PD-L1 to its receptor, PD-1, on immune T-cells leads to suppression of cytotoxic CD8+ T-cells preventing immune attack of the tumor. Multiple inhibitors of PD-1 and PD-L1 have been approved as therapies for a broad range of tumors including melanoma, NSCLC, SCLC, head and neck squamous cell cancer, renal cell carcinoma, bladder cancer, gastric cancer, cervical cancer and other cancers with microsatellite instability or mismatch repair deficiency. While PD-1/PD-L1 checkpoint therapies have resulted in remarkable clinical efficacy across multiple cancer types, their efficacy, even in tumors with high immunogenicity, is limited to approximately 20% of patients. Nevertheless, sales of checkpoint therapies in 2023 were estimated to be $48 billion. There is no approved therapy that combines inhibition of both PD-1 and PD-L1 in the same molecule.

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

Dosing with CTX-8371 led to tumor growth inhibition in the syngeneic EMT-6 breast cancer model and in the syngeneic MB49 bladder cancer model

In April 2022, we presented preclinical data on CTX-8371’s potential unique mechanism of action ("MOA") that involves cleavage of cell surface PD-1, at the 2023 American Association for Cancer Research ("AACR") annual meeting. A summary of the results are as follows:

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

●

Taken together, the murine and cynomolgus monkey PK data, receptor occupancy data, and in vivo efficacy data in murine models was used to calculate the predicted human efficacious dose range for CTX-8371

Phase 1 and Development Plans for CTX-8371

We submitted an IND to the FDA in the third quarter of 2023. This IND was cleared by the FDA in October 2023. In the first quarter of 2024 we initiated a first-in-human Phase 1 study of CTX-8371 in patients with metastatic or locally advanced malignancies. This Phase 1 trial is a multiple ascending, dose escalation and there are five doses planned in this study: 0.1, 0.3, 1.0, 3.0 and 10 mg/Kg. Patients eligible to participate in the trial are patients who progressed while receiving an approved PD-1 or PD-L1 inhibitor. Other eligibility criteria include patients with metastatic of locally advanced melanoma, non-small cell lung cancer, head and neck cancer, Hodgkin’s Lymphoma and triple negative breast cancer. As of January 2025, the third cohort of this trial was fully enrolled with no dose limiting toxicities observed. Initial data from the trial is expected in the second half of 2025.

CTX-10726 (PD-1 x VEGF-A Bispecific Antibody)

CTX-10726 is a novel, tetravalent PD-1 x VEGF-A bispecific antibody that we discovered, engineered and developed since 2023. CTX-10726 is designed to synergistically deliver VEGF-A blockade and checkpoint inhibition, which is potentially applicable to multiple solid tumor indications.

CTX-10726 utilizes a fully human, glycosylated IgG1 with silenced Fc-γ receptor binding and demonstrates a highly stable structure with high affinity target binding. Based on preclinical studies, CTX-10726 exhibits several-fold more potent PD-1 blockade compared with publicly available data reported for other drugs in the class, and we believe this may be a key differentiator from comparable bispecifics.

The development of CTX-10726 was informed and accelerated by our experience with two of our clinical-stage assets: tovecimig, which contains a VEGF-A targeted component, and CTX-8371, which contains a PD-1 targeted component. We are continuing IND-enabling studies and expect to file an IND by the end of 2025.

CTX-10726 is a PD-1 x VEGF-A bispecific antibody

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

A common light chain simplifies the production of bispecific antibodies

License Agreements

Tovecimig (DLL4 X VEGF-A bispecific antibody)

Our wholly owned subsidiary Trigr Therapeutics, Inc. (“TRIGR”) and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001, ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A (renamed CTX-009 and subsequently tovecimig). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop tovecimig, with ABL Bio responsible for development of tovecimig throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of tovecimig from Phase 2 and onward.

ABL Bio received a $5 million upfront payment and a $6 million milestone payment. In addition, ABL Bio is eligible to receive up to $96 million of development and regulatory milestone payments, up to $303 million of commercial milestone payments and tiered single-digit royalties on net sales of tovecimig in oncology. ABL Bio is also eligible to receive up to $75 million in development and regulatory milestone payments and up to $110 million in commercial milestone payments and tiered, single-digit royalties on net sales of tovecimig in ophthalmology. The financial terms of the agreement were amended in May 2021 but remain substantially similar to the terms in the TRIGR License Agreement. As a result of the TRIGR acquisition, we have assumed all the rights and obligations of the TRIGR License Agreement.

CTX-471 (CD137 agonist antibody)

We entered into an amended and restated collaboration agreement with Adimab, LLC ("Adimab"), dated February 11, 2015, as amended. This agreement relates to our license from Adimab for certain antibodies for development and commercialization as biopharmaceutical products, including our product candidate, CTX-471. We were granted an exclusive option to license and potentially acquire antibodies under the agreement, which we exercised with respect to CTX-471. We are required to make payments upon achievement of development milestones that, as of December 31, 2024, amounted to $3.5 million, of which we have already made $1.5 million in milestone payments, and we have additional potential payments due in the amount of $2.0 million. In addition, we are required to pay royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.

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

Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of January 31, 2025, we have greater than 90 issued patents and patent applications pending in the United States and foreign jurisdictions relating to tovecimig, CTX-471, CTX-8371, CTX-10726 and other discovery and research programs. We have 7 patents issued in the United States and issued patents in Taiwan, China, Eurasia, Japan, Korea, Malaysia, Singapore and New Zealand related to our CTX-471 program, and 2 patents issued in the United States, and issued patents in China, Japan and Taiwan, related to our CTX-8371 program. We also have access to patents issued in Australia, Europe and the United States related to our antibody and display programs, as well as 27 patents issued in Australia, Canada, China, Europe, Japan, Korea, Russia and 2 in United States related to our tovecimig program.

More specifically, we have licensed 2 patent families with 2 issued patents in U.S. and 27 issued patents in foreign jurisdictions, related to our DLL4/VEGF antibody program including, but not limited to, our tovecimig therapeutic candidate. Patents in these patent families are generally expected to start to expire in 2033, subject to possible extension.

We own 4 pending patent families with 11 issued U.S. patents and issued patents in Taiwan, China, Eurasia, Japan, Korea, Malaysia, Singapore, and New Zealand, 3 U.S. patent applications, and 39 patent applications in foreign jurisdictions, related to our CD137 agonist antibody therapeutic platform including, but not limited to, our CTX-471 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2038, subject to possible patent term extension.

We own 1 pending patent family with 2 issued U.S. patents, issued patents in China, Japan, and Taiwan, 1 U.S. patent application, and 20 patent applications in foreign jurisdictions, related to our PD-1/PD-L1 bispecific antibody therapeutic platform including, but not limited to, our CTX-8371 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own, or have an ownership interest in, 2 pending patent families with 2 U.S. pending patent applications and 3 patent applications in foreign jurisdictions, related to our CD277 discovery and research programs. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own 1 pending patent family with 1 U.S. pending patent application and 1 patent application in foreign jurisdictions related to our antibody and display programs including, but not limited to, common light chains. Patents that grant from this patent family are generally expected to start to expire in 2039, subject to possible patent term extension.

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

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, including tovecimig, CTX-471, CTX-8371, CTX-10726 and our platform technologies, including our StitchMabsTM platform and our programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies, such as AbbVie, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Eli Lilly, Genentech, Inc., GlaxoSmithKline PLC, Johnson & Johnson, Merck & Co., Inc., Merck KGaA, Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

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

Biliary tract cancers are aggressive and rare gastrointestinal cancers that have a very poor prognosis. First line treatment of locally advanced or metastatic BTC includes the chemotherapy combination of gemcitabine and cisplatin, often with the addition of the PD-1 inhibitor Imfinzi® (durvalumab). In September of 2022, AstraZeneca received FDA approval of durvalumab in combination with gemcitabine/cisplatin for the first line treatment of BTC. In addition, Merck received FDA approval of pembrolizumab in combination with gemcitabine/cisplatin for the first line treatment of BTC in October of 2023. The only FDA approved therapies for second line treatment of BTC are targeted therapies that address specific tumor mutations or solid tumors that are microsatellite instability high. For example, in November 2024, Jazz Pharmaceuticals received FDA approval of ziihera for previously treated, unresectable, or metastatic human epidermal growth factor receptor (“Her-2”) positive biliary tract cancer, which may be beneficial to the small subset of patients in whom Her-2 is amplified. We believe that the combination of all targeted therapies are appropriately 10-15% of BTC patients.

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

Sales and Marketing

We hold worldwide rights to all of our product candidates (with the exception of limited countries for tovecimig), which provide us the optionality to grow our internal pipeline independently or partner selected rights to our product candidates in different geographies throughout the world. Subject to receiving marketing approval, we intend to maximize the value of our product candidates by either independently planning to pursue the commercialization of our products in one or more major geographies by building an internal sales and marketing organization, or by seeking collaborations with third parties with commercialization infrastructure.

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

In March 2022, the FDA released a final guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

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

Submission of a BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee. For fiscal year 2025, the user fee for an application requiring clinical data is $4,310,002, and the sponsor of an approved BLA is also subject to an annual program fee of $403,889 for each approved biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

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

Clinical Trial Approval in the European Union

In April 2014, the European Union adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all European Union Member States meaning no national implementing legislation in each European Union Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial is required to submit a single application for approval of a clinical trial to a reporting European Union Member State centralized portal known as the Clinical Trials Information System. The submission procedure is the same irrespective of whether the clinical trial is to be conducted in a single European Union Member State or in more than one European Union Member State.

Marketing Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or a national authorization procedure.

Centralized procedure. The European Medicines Agency ("EMA"), implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area ("EEA"), which is comprised of the Member States of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that: are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; are advanced therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines); and are officially designated orphan medicines.

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the European Union.

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

Companies applying for a marketing authorization in the Europea Union must also agree upon a pediatric investigation plan (“PIP”) with the EMA’s Pediatric Committee and must conduct pediatric clinical trials in accordance with that PIP unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP.

Data and Market Exclusivity in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, during a period of eight years from the date on which the reference product was first authorized in the European Union. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

All of the aforementioned European Union rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A European Union Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between European Union Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products ("CEPS"). There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

●

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, at the federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 titled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

Employees and Human Capital

As of December 31, 2024, we had 35 employees, 22 of which were primarily engaged in research and development and clinical activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K ("Form 10-K"), including our financial statements and the related notes and the information described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses with an accumulated deficit of $365 million as of December 31, 2024. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity, an underwritten public offering and a PIPE offering, as well as sales under our at-the-market offering program pursuant to an Open Market Sale AgreementSM with Jefferies LLC. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities, including clinical development, for our product candidates.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2024, we had $126.7 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

●

we may need to change the manufacturing site and potentially the contract development manufacturing organizations ("CDMO") for our product candidates from those that are able to produce clinical supply for our Phase 1 clinical trials to those with the capacity and ability to perform commercial manufacturing and/or the production of clinical material for our later stage clinical trials.

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

Our bispecific and monoclonal antibody product candidates are a new potential class of therapeutics, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our bispecific and monoclonal antibody technology is relatively new. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not yet completed clinical trials that we have sponsored, we have not yet been able to meaningfully assess safety of those candidates in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, agonist antibodies have demonstrated substantial toxicity in humans and there is no assurance that our product candidates will not have the same adverse side effects. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our antibody therapeutics and our bispecifics, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our agonist antibodies or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Our clinical trials may be conducted in overseas jurisdictions, which may subject us to delays and expenses.

We may conduct certain clinical trials in overseas jurisdictions. Regulators in the United States, such as the FDA, or in other foreign jurisdictions, may not support our trial design and protocol, which would delay our clinical development plans and increase our expenses.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

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

In the United States and in some foreign jurisdictions, there have been and likely will continue to be a number of legislative and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. See the section titled, “Business — Government Regulation — Current and future healthcare reform legislation”.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. See the section titled, “Business — Government Regulation — Other Healthcare Laws and Compliance Requirements”.

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

We have contracted with qualified third-party CDMOs, to manufacture our product candidates for preclinical and clinical trials. If approved, commercial supply of any product candidates may also be manufactured at one or more CDMOs.

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

Risks Related to Information Technology and Data Privacy

We depend on our information technology systems, and any failure of these systems could harm our business. Cybersecurity incidents, data breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.

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

We, like other organizations in our industry, may experience cybersecurity incidents. The risk of cybersecurity incidents, data breaches or disruption or data loss, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to impacted stakeholders (including affected individuals, regulators and investors pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

We are or may become subject to other U.S. federal and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and may not be preempted by HIPAA. For example, the California Consumer Privacy Act (CCPA) created individual privacy rights for California residents, including requiring covered businesses to provide notice regarding how personal information is collected and how individuals can limit the sharing of their personal information. The California Privacy Rights Act (CPRA) amended the CCPA and requires specific disclosures and safeguarding requirements around sensitive personal information. The CPRA also establishes a state agency vested with the authority to enforce the CCPA. The CCPA also applies to personal information collected about employees, applicants and retirees, as well as that which is collected in a business-to-business capacity. While there is currently an exception in the CCPA for protected health information that is subject to HIPAA, the CCPA may nevertheless impact our data use and sharing practices and require significant investment in our effort to comply with its obligations.

More than a dozen other U.S. states have enacted legislation similar to the CCPA, but contain key differences in their scope, application, and enforcement. Clear enforcement guidelines, as well as associated penalties for noncompliance, are likely to be unpredictable for the foreseeable future. Moreover, certain states have advanced privacy laws focused on protecting consumer health information, such as Washington’s My Health My Data Act, which contains a private right of action and my increase the risk of litigation. and this remains a rapidly changing legislative and regulatory environment. Any actual or perceived noncompliance with privacy and data protection laws by us or our partners may damage to our reputation, lead to loss of existing or future business, require us to change our data practices and increase our expenses related to litigation and compliance ongoing compliance, any of which could adversely affect our business, results of operations and financial condition.

In December 2024, the U.S. Department of Justice issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United Stated Government-Related Data by Countries of Concern,” which are expected to become effective in April 2025. These regulations prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong). In the life sciences sector, the regulations prohibit investment agreements, employment agreements, vendor agreements, and other transactions involving human genomic data and biospecimens, except where necessary for specified exempt activities. Tracking and complying with these regulations may require significant time and expense.

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes. Use of this rapidly evolving technology will require the application of significant resources to design, develop, test, and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and in a socially responsible manner. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm, or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, global threat actors are using increasingly sophisticated methods, including artificial intelligence, to engage in the theft and misuse of confidential information and proprietary information. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The U.K. plans to reform the country’s data protection legal framework in its Data Use and Access Bill, which was introduced into the U.K. legislative process on October 23, 2024 and, if passed, will introduce significant changes. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the U.K.

The GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. On June 4, 2021, the European Commission (“EC”) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The U.K. is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which entered into force on 21 March 2022 and enables transfers originating from the U.K. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Transfers made pursuant to these new mechanisms need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and businesses are required to adopt supplementary measures if such standard is not met. Further, the EU has adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred from the EU to companies which are certified to the Framework in the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover U.K. transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

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

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of these officers could impede the achievement of our research, development and commercialization objectives.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of December 31, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 30% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we and our vendors have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the section titled “Risk Factors — Risks Related to Information Technology and Data Privacy”.

Risk Management and Strategy

We have implemented internal controls including regular risk assessments designed to address financial, operational and information technology (including cybersecurity) risks and controls across our organization. These assessments are overseen by our Director of IT and Chief Accounting Officer. We implement cybersecurity controls and procedures designed to address cyber risks and threats, supported by third-party technologies and security advisors and providers. We also provide cybersecurity awareness training to our employees during the onboarding process and periodically thereafter. In addition, we engage external third-party information security consultants to periodically conduct information security testing and assessments, and to evaluate our overarching information security program and specific incident response procedures. We also maintain a Cyber Incident Response Plan, which is overseen by our Director of IT and is designed to coordinate our response to information security incidents. Finally, we hold and maintain third-party insurance coverage for cybersecurity risks commensurate with industry standards for a company of our size and stage.

Cybersecurity Oversight

The Director of IT is responsible for implementing and maintaining the information security program. The Director of IT role is currently held by an individual who has more than 20 years of professional IT management experience and maintains a Global Information Assurance Certification. The Director of IT reports to our Chief Accounting Officer, who together are responsible for coordinating information security risk assessments and overseeing periodic testing of our cybersecurity controls. Our Chief Accounting Officer meets with the audit committee of our board of directors periodically for the audit committee to provide guidance on the prioritization of the risk remediation and ongoing implementation of cybersecurity improvements across our organization. We also engage an external auditing firm with information security expertise to conduct regular auditing, testing, and review of our information technology risks, processes, and operations.

Management also generally provides quarterly updates to the audit committee on cybersecurity and other information technology risks. We have implemented a process for the Director of IT and the Chief Accounting Officer to receive incident reports and report quarterly (and, if applicable, in the event of a cybersecurity incident), to our internal disclosure committee and the audit committee, as appropriate. Management presents to the entire board of directors on an annual basis, including any key findings identified in our cybersecurity assessments.

Item 2. Properties.

Our corporate headquarters is located at 80 Guest Street, Boston, Massachusetts, and consists of 19,112 square feet of office space and laboratory space pursuant to a sublease agreement that expires in May 2025. In September 2024, we signed a new lease on our existing facility, effective May 2025, extending the term six years to May 2031 and expanding the space to 29,836 square feet. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

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

As of February 20, 2025, there were approximately 100 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following table presents information as of December 31, 2024 with respect to compensation plans or arrangements under which shares of our common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (000's)		Weighted-average exercise price of outstanding stock options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (000's)
Equity compensation plans approved by security holders	17,828	(1)	$2.83	(1)	1,418
Equity compensation plans not approved by security holders	—		—		—
Total	17,828		$2.83		1,418

(1)	Includes 3.8 million shares of common stock issuable (subject to vesting) with respect to restricted stock units granted pursuant to the 2020 Plan; 675 thousand at a grant date fair market value of $3.93 per share, 300 thousand at a grant date fair market value of $3.83 per share, 400 thousand at a grant date fair market value of $1.65 per share and 2.4 million at a grant date fair market value of $1.93 per share. This value is not included in the weighted average exercise price.

On January 1, 2025, an additional 5.5 million shares became available for issuance for a total of 6.9 million shares available for future issuance. For further description of the equity compensation plans, see Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Financial Overview

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of equity securities of $430 million through December 31, 2024.

We have incurred significant operating losses since inception. We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $49.4 million and $42.5 million for the years ended December 31, 2024 and 2023, respectively, and as of December 31, 2024, we had an accumulated deficit of $365 million. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of December 31, 2024, we had $126.7 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditures requirements into the first quarter of 2027. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Private Investment in Public Entity (“PIPE”) Offering

On November 2, 2023, we entered into a securities purchase agreement ("the "Securities Purchase Agreement") with certain accredited investors (the "Investors") pursuant to which we agreed to sell and issue to the Investors in a PIPE financing an aggregate of 25,000,000 shares of our common stock at a purchase price of $3.21 per share. The 25,000,000 shares were issued on November 4, 2023. The gross proceeds to us from the PIPE are $80.3 million (before deducting placement agent fees and other expenses in connection with the offering).

In connection with the PIPE offering, we paid $4.5 million to the underwriters and for other legal and accounting costs, for net proceeds of $75.8 million.

The PIPE offering was made pursuant to our registration statement on Form S-3 (File No. 333-268652), filed with the SEC on December 2, 2023, and declared effective by the SEC on January 20, 2024, including a prospectus thereto that was filed with the SEC on January 24, 2024.

The PIPE offering was exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the PIPE offering was sold to “accredited investors”, as defined in Regulation D.

At-The-Market (“ATM”) Offering

In the first quarter of 2024, we sold, through our Open Market Sale AgreementSM with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

In the second quarter of 2023, we sold, through our Open Market Sale AgreementSM with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

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

Components of Results of Operations

Research and development

Research and development expenses consist primarily of costs incurred in connection with the development of our clinical product candidates, tovecimig, CTX-471 and CTX-8371, as well as unrelated preclinical and discovery program expenses. We expense research and development costs as incurred. These expenses include:

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

Other income

In 2024 and 2023, the only component of other income was interest income from marketable securities.

Income taxes

We are organized as a Delaware corporation and treated as a c-corporation for federal and state income taxes. Our wholly-owned subsidiaries are included in the consolidated corporate tax return. Prior to the Merger in 2020, we were established as a Delaware limited liability company, and the business that was acquired in the Merger was treated as a partnership for income tax reporting purposes; therefore, federal and state income taxes were the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company were recorded in our consolidated financial statements. All such taxes have been recorded in our financial statements. As of December 31, 2024 we recorded a deferred tax asset of $59.5 million primarily related to a net operating loss carryforward, section 174 capitalization, research and development tax credit carryforward, and capitalized licensing fees. The asset has a corresponding full deferred tax valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. See Note 13 to our consolidated financial statements appearing in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(000's)
Licensing revenue	$850	$—	$850
Operating expenses:
Research and development	42,342	38,120	4,222
General and administrative	15,133	12,243	2,890
Total operating expenses	57,475	50,363	7,112
Loss from operations	(56,625)	(50,363)	(7,112)
Other income	7,250	7,869	(619)
Net loss	$(49,375)	$(42,494)	$(7,731)

Licensing revenue

Licensing revenue was $850 thousand for the year ended December 31, 2024. There was no licensing revenue for the year ended December 31, 2023. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due ABL Bio (see Note 10 of the consolidated financial statements appearing in this Form 10-K for further information on this sublicense agreement).

Research and development expenses

Research and development expenses increased by $4.2 million from $38.1 million in 2023 to $42.3 million in 2024. This increase was primarily attributable to a $2.4 million increase in clinical and manufacturing costs related to our lead program, tovecimig, and $1.3 million from our second program, CTX-471, as described below.

We track supplies, outsourced development, personnel costs and other research and development costs of specific programs. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2024	2023	Change
	(000's)
CTX-009	$27,938	$25,558	$2,380
CTX-471	4,863	3,575	1,288
CTX-8371	3,473	3,964	(491)
Other research and development expenses	6,068	5,023	1,045
Total research and development expenses	$42,342	$38,120	$4,222

General and administrative expenses

General and administrative expenses increased by $2.9 million from $12.2 million in 2023 to $15.1 million in 2024. The increase was primarily attributable to higher personnel expense, including stock compensation of $2.3 million, driven by the CEO transition during the year. We anticipate that our general and administrative expenses will increase in the future as we expand our operations to support our growing research and development efforts, as well as potential commercial operations.

Other income

Other income consists only of interest income which decreased by $0.6 million from $7.9 million in 2023 to $7.3 million in 2024.

Income tax expense

We did not have income tax expense in 2024 or 2023.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We have funded our operations primarily with proceeds from private placements of preferred and common equity and an underwritten public offering in the fourth quarter of 2021. Through December 31, 2024, we received gross proceeds of $430.5 million from the sale of equity securities, including $136.5 million in gross proceeds from our Follow-On Public Offering, $60.5 million in gross proceeds from the sale of our common stock in the Private Placement, $80.3 million in gross proceeds from a PIPE financing and $21.2 million in gross proceeds from sales through our ATM facility. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $126.7 million.

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

On August 1, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock.

On December 2, 2022, we filed an S-3 registration statement which was declared effective by the SEC on January 20, 2023, for the shares issued through the PIPE offering.

On August 30, 2024, we filed an S-3 registration statement which was declared effective by the SEC on September 6, 2024. This registration statement includes (i) a base prospectus that covers the offering, issuance and sale by us of up to $300,000,000 of our common stock, preferred stock, debt securities, warrants and/or units and (ii) a sale agreement prospectus supplement that covers the offer and sale, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $55 million pursuant to our Open Market Sale AgreementSM with Jefferies LLC.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2024	2023
	(000's)
Cash used in operating activities	$(44,855)	$(40,618)
Cash provided by investing activities	46,772	26,965
Cash provided by financing activities	17,338	2,935
Net increase (decrease) in cash and cash equivalents	$19,255	$(10,718)

Operating Activities

During the year ended December 31, 2024, we used $44.9 million of cash in operating activities, resulting from our net loss of $49.4 million and the change in operating assets and liabilities of $4.1 million, offset by non-cash charges of $8.7 million. Our non-cash charges primarily consisted of stock-based compensation expense of $8.6 million.

During the year ended December 31, 2023, we used $40.6 million of cash in operating activities, resulting from our net loss of $42.5 million and the change in operating assets and liabilities of $2.9 million, offset by non-cash charges of $4.8 million. Our non-cash charges primarily consisted of stock-based compensation expense of $6.1 million.

Investing Activities

During the year ended December 31, 2024, cash provided by investing activities was $46.8 million, which was primarily attributed to the net proceeds from the sale of marketable securities of $46.8 million. During the year ended December 31, 2023 cash provided by investing activities was $27.0 million, which was primarily attributed to the net proceeds from the sale of marketable securities of $27.0 million.

Financing Activities

During the year ended December 31, 2024, cash provided by financing activities was $17.3 million. This was primarily from the issuance of stock pursuant to our ATM program for net proceeds of $17.6 million. During the year ended December 31, 2023, cash provided by financing activities was $2.9 million. This was primarily from the issuance of stock pursuant to our ATM program for net proceeds of $3.0 million.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of our product candidates, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period (000's)(3)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)	$8,218	$733	$3,871	$2,977	$637
Manufacturing commitments(2)	2,550	2,550	—	—	—
Total	$10,768	$3,283	$3,871	$2,977	$637

(1)	Reflects payments due for our leases of office and laboratory space in Boston, Massachusetts under an operating lease agreement that expires in May 2031.
(2)	Amounts in the table reflect the non-cancelable purchase commitments under agreements with external CDMOs which we have engaged to manufacture clinical trial materials.
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

Stock Awards and Unit-Based Compensation

The following table summarizes stock awards and unit-based compensation expense:

	Year Ended December 31,
	2024	2023
	(000's)
Research and development	$2,971	$1,998
General and administrative	5,589	4,122
Total	$8,560	$6,120

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

Item 8. Financial Statements and Supplementary Data.

COMPASS THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Compass Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

February 27, 2025

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value per share data)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$43,483	$24,228
Marketable securities	83,239	128,233
Prepaid expenses and other current assets	6,029	1,420
Total current assets	132,751	153,881
Property and equipment, net	353	898
Operating lease, right-of-use ("ROU") asset	6,731	1,776
Other assets	568	320
Total assets	$140,403	$156,875
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,249	$4,090
Accrued expenses	6,287	2,514
Operating lease obligations, current portion	338	1,197
Total current liabilities	8,874	7,801
Operating lease obligations, net of current portion	6,296	536
Total liabilities	15,170	8,337

Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 137,820 shares issued and outstanding at December 31, 2024; 127,668 shares issued and outstanding at December 31, 2023	14	13
Additional paid-in-capital	489,692	463,796
Accumulated other comprehensive income	210	37
Accumulated deficit	(364,683)	(315,308)
Total stockholders' equity	125,233	148,538
Total liabilities and stockholders' equity	$140,403	$156,875

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Licensing revenue	$850	$—
Operating expenses:
Research and development	42,342	38,120
General and administrative	15,133	12,243
Total operating expenses	57,475	50,363
Loss from operations	(56,625)	(50,363)
Other income	7,250	7,869
Net loss	$(49,375)	$(42,494)
Net loss per share - basic and diluted	$(0.36)	$(0.33)
Basic and diluted weighted average shares outstanding	137,384	127,027

Other comprehensive loss:
Net loss	$(49,375)	$(42,494)
Unrealized gain on marketable securities	173	339
Comprehensive loss	$(49,202)	$(42,155)

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	126,302	$13	$454,741	$(302)	$(272,814)	$181,638
Common shares issued in ATM Offering, net	952	—	3,032	—	—	3,032
Common stock issued upon exercise of options	29	—	62	—	—	62
Share-based awards, net of tax remittance	385	—	(159)	—	—	(159)
Stock-based compensation	—	—	6,120	—	—	6,120
Unrealized gain on marketable securities	—	—	—	339	—	339
Net loss	—	—	—	—	(42,494)	(42,494)
Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common shares issued, net of $0.5 million costs	9,790	$1	$17,568	$—	$—	$17,569
Share-based awards, net of tax remittance	362	—	(232)	—	—	(232)
Stock-based compensation	—	—	8,560	—	—	8,560
Unrealized gain on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(49,375)	(49,375)
Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,375)	$(42,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	699
Share-based compensation	8,560	6,120
Amortization of premium and discount on marketable securities	(1,651)	(3,226)
ROU asset amortization	1,164	1,191
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,857)	6,762
Accounts payable	(1,841)	708
Accrued expenses	3,773	(9,176)
Operating lease liability	(1,217)	(1,202)
Net cash used in operating activities	(44,855)	(40,618)
Cash flows from investing activities:
Purchases of marketable securities	(88,158)	(155,418)
Proceeds from sale or maturities of marketable securities	134,974	182,413
Purchases of property and equipment	(44)	(30)
Net cash provided by in investing activities	46,772	26,965
Cash flows from financing activities:
Proceeds from issuance of common stock	18,113	3,126
Issuance costs from issuance of common stock	(543)	(94)
Proceeds from exercise of stock options	—	62
Taxes related to the vesting of RSUs	(232)	(159)
Net cash provided by financing activities	17,338	2,935
Net change in cash and cash equivalents	19,255	(10,718)
Cash and cash equivalents at beginning of year	24,228	34,946
Cash and cash equivalents at end of year	$43,483	$24,228
Supplemental disclosure of cash flow information
Unrealized gain on marketable securities	$(173)	$(339)

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

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

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities. The Company has incurred recurring losses since its inception and had an accumulated deficit of $365 million on December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2027. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds or commercial paper. Cash equivalents are stated at cost, which approximates market value. Cash and cash equivalents were $43.5 million and $24.2 million on December 31, 2024 and 2023, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and right-of-use (“ROU”) assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

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

Research and Development Costs

Costs associated with internal research and development and external research and development services, including drug development and preclinical studies, are expensed as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials and other costs. The Company recognizes external research and development costs based on an evaluation of the progress of specific tasks using information provided to the Company by its service providers.

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

Accrued Research and Development Expenses

The Company has entered into various research and development and other agreements with commercial firms, researchers, universities and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made to determine the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The following potentially dilutive securities outstanding as of December 31, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
	(000's)
Restricted stock units	3,766	1,500
Stock options	14,062	7,876
Total	17,828	9,376

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2024-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. The purpose of ASU 2024-09 is to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. This will result in additional disclosures being included in our consolidated financial statements, once adopted. The Company is evaluating the impact of ASU 2024-09 and does not expect ASU-2024-09 to have a significant impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) as of January 1, 2024. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. ASU 2023-07 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements or disclosures.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2024 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$44,963	$—	$44,963
Certificates of deposit	—	15,269	—	15,269
Commercial paper	12,084	—	—	12,084
U.S. government treasuries	4,399	—	—	4,399
Asset-backed securities	—	6,524	—	6,524
Money market funds (cash equivalents)	23,880	—	—	23,880
Total assets	$40,363	$66,756	$—	$107,119

	Fair Value Measurements as of December 31, 2023 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$54,281	$—	$54,281
Certificates of deposit	—	18,866	—	18,866
Commercial paper	28,534	—	—	28,534
U.S. government treasuries	16,080	—		16,080
Asset-backed securities	—	10,472	—	10,472
Money market funds (cash equivalents)	575	—	—	575
Total assets	$45,189	$83,619	$—	$128,808

5.	Marketable Securities

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

The following tables summarize marketable securities held at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements as of December 31, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$44,794	$175	$(6)	$44,963
Certificates of deposit	15,262	8	(1)	15,269
Commercial paper	12,081	5	(2)	12,084
Asset-backed securities	6,484	40	—	6,524
U.S. government treasuries	4,408	2	(11)	4,399
Total assets	$83,029	$230	$(20)	$83,239

	Fair Value Measurements as of December 31, 2023 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$54,256	$74	$(49)	$54,281
Certificates of deposit	18,850	17	(1)	18,866
Commercial paper	28,507	30	(3)	28,534
Asset-backed securities	10,456	23	(7)	10,472
U.S. government treasuries	16,127	3	(50)	16,080
Total assets	$128,196	$147	$(110)	$128,233

	As of December 31,
	2024	2023
Maturing in one year or less	56,386	93,117
Maturing after one year through two years	26,853	35,116
Total	$83,239	$128,233

6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2024	2023
	(000's)
Equipment	$4,716	$5,167
Furniture and fixtures	22	22
Leasehold improvements	1,612	1,612
Software	364	364
Total property and equipment–at cost	6,714	7,165
Less: Accumulated depreciation and amortization	(6,361)	(6,267)
Property and equipment, net	$353	$898

Total depreciation and amortization expense for years ended December 31, 2024 and 2023, was $0.6 million and $0.7 million, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
	(000's)
Project expenses	$2,873	$336
Compensation and benefits	2,793	1,938
Other	621	240
Total accrued expenses	$6,287	$2,514

Project expenses in 2024 were primarily made up of $2.6 million of accrued manufacturing expenses related to minimum contractual obligations. Compensation and benefits primarily increased from 2023 based on accrued payroll related to the departure of the CEO of $0.7 million.

8.	Stockholders’ Equity

In the first quarter of 2024, the Company sold through its at-the-market (“ATM”) agreement with Jefferies LLC, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

In the second quarter of 2023, the Company sold through its ATM agreement with Jefferies LLC, 951,873 shares of common stock at an average price of $3.28 for total proceeds of $3.1 million and net proceeds of $3.0 million.

9.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
	(000's)
Research and development	$2,971	$1,998
General and administrative	5,589	4,122
Total	$8,560	$6,120

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Plan and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such number of shares as determined by the plan administrator no later than the immediately preceding December 31. As of December 31, 2024, 1.4 million shares remain available for future grant. On January 1, 2025, an additional 5.5 million shares became available for issuance based on 4% of the outstanding shares of common stock, for a total of 6.9 million shares available for issuance.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

	Number of Nonvested Options (000's)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	5,378	$3.89	8.24	$6,316
Granted	2,803	$3.69	9.18	$—
Exercised	(29)	$1.75	—	$35
Forfeited/cancelled	(276)	$4.29	—	$164
Outstanding at December 31, 2023	7,876	$3.81	8.05	$11
Granted	6,193	$1.58	7.10	$—
Exercised	—	$—	—	$—
Forfeited/cancelled	(7)	$3.04	—	$—
Outstanding at December 31, 2024	14,062	$2.83	6.23	$579
Vested at December 31, 2024	6,551	$3.67	5.28	$49

For the year ended December 31, 2024, the weighted average grant date fair value for options granted was $1.13. The aggregate intrinsic value for options vested and outstanding as of December 31, 2024 and 2023 was $579 thousand and $11 thousand, respectively. As of December 31, 2024, the unrecognized compensation cost related to outstanding options was $11.1 million, expected to be recognized over a weighted average period of approximately 1.5 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.0	6.0
Risk-free rate	3.92%	3.83%
Expected volatility	81%	87%

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2022	900	$3.83	$3,447
Granted	900	3.93	3,537
Vested	(300)	3.83	(1,149)
Forfeited or canceled	—	—	—
Unvested, December 31, 2023	1,500	$3.83	$5,745
Granted	2,791	$1.89	$5,275
Vested	(525)	3.87	(2,032)
Forfeited or canceled	—	—	—
Unvested, December 31, 2024	3,766	$2.41	$9,076

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of December 31, 2024, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $7.0 million, which is expected to be recognized over a weighted average period of 1.5 years. As of December 31, 2024, the total unrecognized compensation cost from all plans to be recognized in future periods totaled approximately $18.1 million.

10.	License, Research and Collaboration Agreements

Collaboration Agreements

ABL Bio Corporation ("ABL Bio") Agreements

In November 2018, the Company and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement which granted the Company a license to tovecimig (ABL001), ABL Bio’s bispecific antibody targeting DLL4 and VEGF-A. Under the terms of the agreement, the two companies would jointly develop tovecimig, with ABL Bio responsible for development of tovecimig throughout the end of Phase 1 clinical trials and the Company responsible for the development of tovecimig from Phase 2 and onward. ABL Bio received a $5 million upfront payment and $6 million development milestone payment. In addition, ABL Bio is eligible to receive up to $96 million of development and regulatory milestone payments, and up to $303 million of commercial milestone payments and tiered single-digit royalties on net sales of tovecimig in oncology. ABL Bio is also eligible to receive up to $75 million in development and regulatory milestones and up to $110 million in commercial milestone payments and tiered, single-digit royalties on net sales of tovecimig in ophthalmology.

In May 2021, TRIGR and ABL Bio terminated license agreements to several preclinical assets. As a result of the return of these assets to ABL Bio and termination of the license agreements, the Company is eligible to receive royalty payments if ABL Bio develops or licenses two bispecific antibodies that were previously licensed to TRIGR.

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during 2024. As of December 31, 2024, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

The terms of the Facility lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that is expected to commence and be available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for new operating lease liabilities due to the lease modification were $6.1 million for a total right-of-use assets as of December 31, 2024 of $6.7 million. The remaining lease term of the Facility lease is 6.4 years as of December 31, 2024. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $1.1 million and $1.3 million for the years ending December 31, 2024 and 2023, respectively. Cash paid for this lease was $1.4 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the consolidated balance sheets:

(000's)
Years ending December 31,
2025	$733
2026	1,018
2027	1,412
2028	1,441
Thereafter	3,614
Total minimum lease payments	8,218
Less: amount of lease payments representing interest	(1,584)
Present value of future minimum lease payments	6,634
Less: operating lease obligations, current portion	(338)
Operating lease obligations, long-term portion	$6,296

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. On July 1, 2023, the Company increased the employee matching contribution from 4% to 6%. The Company made matching contributions of $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

12.	Other income

Other income consisted of interest income from investments on marketable securities of $7.3 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively.

13.	Income Taxes

The Company had no income tax for the years ended December 31, 2024 and 2023.

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes	7.0%	7.9%
Share-based compensation & other nondeductible expenses	-1.1%	1.5%
Research credits	5.8%	7.3%
Other	-0.7%	-0.6%
Change in valuation allowance	-32.0%	-37.1%
Total	0.0%	0.0%

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $59.5 million and $43.8 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company has U.S. federal and state net operating loss carryforwards (“NOLs”) of $79.8. million and $80.0 million, respectively. As of December 31, 2024, the Company has federal and state research and development credit carryforwards (“R&D credits”) of $7.3 million and $2.4 million, respectively. For income tax purposes, federal NOLs will not expire since they were generated after 2017 and federal R&D credits will begin expiring in 2039. For income tax purposes, state NOLs and state R&D credits will begin to expire in 2040 and 2031, respectively.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized with a half-year convention over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $39.9 million and amortized $14.3 million of R&D expenses incurred for the year ended December 31, 2024.

As of December 31, 2024 and 2023, the Company had no uncertain tax positions, and as such, no related interest or penalties have been recorded in the statements of operations and comprehensive loss. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2024 will remain subject to examination until the respective tax year is closed. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2024.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets	(000's)
Federal net operating loss carryforwards	$16,775	$13,760
State net operating loss carryforwards	5,063	3,719
Research and development credits	9,252	6,387
Section 174 Capitalization	22,724	15,525
Share-based compensation	3,922	2,701
Lease liabilities	1,812	474
Capitalized licensing fees	1,375	1,484
Other	494	234
Subtotal	61,417	44,284
Less valuation allowance	(59,521)	(43,799)
Deferred tax assets, net of valuation allowance	1,896	485

Deferred tax liabilities
Right-of-use assets	(1,839)	(485)
Other	(57)	—
Net deferred tax assets	$—	$—

14.	Segment Information

Segment reporting is prepared on the same basis that our chief executive officer, who is our CODM, manages the business, makes operating decisions and assesses performance. The Company operates in one segment. The Company’s business is research and development of drug candidates. Costs, including supplies, outsourced development, personnel costs and other research and development costs are tracked to reported by major program. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2024	2023
	(000's)
Licensing revenue	$850	$—

Personnel	9,918	7,568
General	3,965	3,647
Tovecimig	23,177	21,824
CTX-471	2,879	2,846
CTX-8371	2,403	2,235
Research and development	42,342	38,120
Personnel	3,818	2,623
General	4,661	4,054
Stock-based compensation	6,654	5,566
General and administrative	15,133	12,243
Other income	7,250	7,869
Net loss	$(49,375)	$(42,494)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer, our principal financial officer and our principal accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months December 31, 2024, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC"), with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Amended and Restated Collaboration Agreement, dated February 11, 2015, by and between Adimab LLC and Kairos Biologics Foundation LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.9

Sublease Agreement, effective as of December 1, 2020, by and between Roche Diagnostic Operations, Inc. and Compass Therapeutics, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

10.10

Lease Agreement, effective as of September 27, 2024, by and between ICE BOX, LLC and Compass Therapeutics, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.11*#

Employment Agreement between Compass Therapeutics, Inc. and Thomas J. Schuetz, M.D., Ph.D., dated January 8, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 21, 2024)

10.12*#

Employment Agreement between Compass Therapeutics, Inc. and Barry Shin, dated December 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 10, 2024)

10.13

Separation Agreement, dated May 28, 2024, by and between Compass Therapeutics, Inc. and Vered Bisker-Leib, PhD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.14

Consulting Agreement, dated May 28, 2024, by and between Compass Therapeutics, Inc. and Vered Bisker-Leib, PhD (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.15

Research and Development Collaboration and License Agreement, dated November 30, 2018, between Trigr Therapeutics, Inc. and ABL Bio Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021)

19.1	Insider Trading Compliance Policy

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Registrant’s Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on March 21, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Compass Therapeutics, Inc.

Date: February 27, 2025	By:	/s/ Thomas Schuetz
Thomas Schuetz
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Thomas J. Schuetz, Barry Shin and Carl L. Gordon, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas J. Schuetz	Chief Executive Officer and Vice Chair of the Board (Principal Executive Officer)	February 27, 2025
Thomas J. Schuetz

/s/ Barry Shin	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Barry Shin

/s/ Neil Lerner	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Neil Lerner

/s/ Carl L. Gordon	Chair of the Board	February 27, 2025
Carl L. Gordon

/s/ Phil Ferneau	Director	February 27, 2025
Phil Ferneau

/s/ Mary Ann Gray	Director	February 27, 2025
Mary Ann Gray

/s/ Ellen Chiniara	Director	February 27, 2025
Ellen Chiniara

/s/ James Boylan	Director	February 27, 2025
James Boylan

/s/ Richard Lindahl	Director	February 27, 2025
Richard Lindahl