Form 10-Q
period 2025-03-31
Compass Therapeutics, Inc.
filed 2025-05-08
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 28, 2025, the registrant had 138,282,498 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2025 (unaudited)	December 31, 2024 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$41,048	$43,483
Marketable securities	71,587	83,239
Prepaid expenses and other current assets	11,510	6,029
Total current assets	124,145	132,751
Property and equipment, net	231	353
Operating lease, right-of-use ("ROU") asset	6,507	6,731
Restricted cash	568	568
Total assets	$131,451	$140,403
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,577	$2,249
Accrued expenses	13,214	6,287
Operating lease obligations, current portion	109	338
Total current liabilities	14,900	8,874
Operating lease obligations, long-term portion	6,272	6,296
Total liabilities	21,172	15,170
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 138,282 and 137,820 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in-capital	491,391	489,692
Accumulated other comprehensive income	190	210
Accumulated deficit	(381,316)	(364,683)
Total stockholders' equity	110,279	125,233
Total liabilities and stockholders' equity	$131,451	$140,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$13,054	$9,522
General and administrative	4,912	3,248
Total operating expenses	17,966	12,770
Loss from operations	(17,966)	(12,770)
Other income	1,333	1,983
Loss before income tax expense	(16,633)	(10,787)
Income tax expense	—	—
Net loss	$(16,633)	$(10,787)
Net loss per share - basic and diluted	$(0.12)	$(0.08)
Basic and diluted weighted average shares outstanding	138,236	136,608

Other comprehensive loss:
Net loss	$(16,633)	$(10,787)
Unrealized loss on marketable securities	(20)	(127)
Comprehensive loss	$(16,653)	$(10,914)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233
Share-based awards, net of tax remittance	462	—	(815)	—	—	(815)
Stock-based compensation	—	—	2,514	—	—	2,514
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,633)	(16,633)
Balance at March 31, 2025	138,282	$14	$491,391	$190	$(381,316)	$110,279

Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common shares issued, net of issuance costs of $0.5 million	9,790	1	17,568	—	—	17,569
Share-based awards, net of tax remittance	131	—	(136)	—	—	(136)
Stock-based compensation	—	—	2,003	—	—	2,003
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(10,787)	(10,787)
Balance at March 31, 2024	137,589	$14	$483,231	$(90)	$(326,095)	$157,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,633)	$(10,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	154
Share-based compensation	2,514	2,003
Amortization of premium and discount on marketable securities	26	(376)
ROU asset amortization	224	309
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,481)	(936)
Accounts payable	(672)	(3,236)
Accrued expenses	6,927	(699)
Operating lease liability	(253)	(320)
Net cash used in operating activities	(13,208)	(13,888)
Cash flows from investing activities:
Purchase of property and equipment	(18)	—
Purchases of marketable securities	(24,832)	(41,878)
Proceeds from sale or maturities of marketable securities	36,438	37,779
Net cash provided by (used in) investing activities	11,588	(4,099)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	18,113
Issuance costs from issuance of common stock	—	(544)
Taxes paid related to net shares settlement of RSUs	(815)	(136)
Net cash provided by (used in) financing activities	(815)	17,433
Net change in cash and cash equivalents and restricted cash	(2,435)	(554)
Cash and cash equivalents and restricted cash at beginning of period	44,051	24,548
Cash and cash equivalents and restricted cash at end of period	$41,616	$23,994
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$41,048	$43,483
Restricted cash	568	320
Total cash, cash equivalents and restricted cash	$41,616	$43,803
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$(20)	$(127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis and the immune system. Our pipeline includes novel product candidates that leverage our understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical components required for an effective anti-tumor response to cancer. These include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with our proprietary drug candidates as long as their continued development is supported by clinical and nonclinical data. References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly owned subsidiaries.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2025 and its consolidated results of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through March 31, 2025, we have received $430 million in gross proceeds from the sale of equity securities. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $113 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2025 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$50,914	$—	$50,914
Commercial paper	5,427	—	—	5,427
Certificates of deposit	—	6,025	—	6,025
U.S. government treasuries	4,449	—	—	4,449
Asset-backed securities	—	4,772	—	4,772
Money market funds (cash equivalents)	18,786	—	—	18,786
Total assets	$28,662	$61,711	$—	$90,373

	Fair Value Measurements as of December 31, 2024 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$44,963	$—	$44,963
Commercial paper	12,084	—	—	12,084
Certificates of deposit	—	15,269	—	15,269
U.S. government treasuries	4,399	—	—	4,399
Asset-backed securities	—	6,524	—	6,524
Money market funds (cash equivalents)	23,880	—	—	23,880
Total assets	$40,363	$66,756	$—	$107,119

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of March 31, 2025 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$50,744	$177	$(7)	$50,914
Commercial paper	5,427	2	(2)	5,427
Certificates of deposit	6,024	1	—	6,025
U.S. government treasuries	4,451	2	(4)	4,449
Asset-backed securities	4,751	21	—	4,772
Total assets	$71,397	$203	$(13)	$71,587

	Fair Value Measurements as of December 31, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$44,794	$175	$(6)	$44,963
Commercial paper	12,081	5	(2)	12,084
Certificates of deposit	15,262	8	(1)	15,269
U.S. government treasuries	4,408	2	(11)	4,399
Asset-backed securities	6,484	40	—	6,524
Total assets	$83,029	$230	$(20)	$83,239

	As of
	March 31, 2025	December 31, 2024
Maturing in one year or less	$43,540	$56,386
Maturing after one year through two years	28,047	26,853
Total	$71,587	$83,239

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$4,734	$4,716
Leasehold improvements	1,612	22
Software	364	1,612
Furniture and fixtures	22	364
Total property and equipment–at cost	6,732	6,714
Less: Accumulated depreciation	(6,501)	(6,361)
Property and equipment, net	$231	$353

Depreciation and amortization expense for each of the three months ended March 31, 2025 and 2024 was $0.1 million and $0.2 million respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Project expenses	$11,448	$2,873
Compensation and benefits	1,492	2,793
Other	274	621
Total accrued expenses	$13,214	$6,287

Project expenses includes $10.4 million of accrued manufacturing expenses and $1.0 million of accrued clinical expenses primarily related to tovecimig.

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

The terms of the Facility lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that is expected to commence and be available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for new operating lease liabilities due to the lease modification were $6.1 million for a total right-of-use assets as of March 31, 2025 of $6.5 million. The remaining lease term of the Facility lease is 5.6 years as of March 31, 2025. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.3 million for the three months ending March 31, 2025 and 2024. Cash payments related to the Facility were $0.3 million for the three months ending March 31, 2025 and 2024.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

(000's)
Remainder of 2025	$380
Years ending December 31,
2026	1,018
2027	1,412
2028	1,441
2029	1,469
2030	1,509
Thereafter	637
Total minimum lease payments	7,866
Less: amount of lease payments representing interest	(1,485)
Present value of future minimum lease payments	6,381
Less: operating lease obligations, current portion	(109)
Operating lease obligations, long-term portion	$6,272

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. The Company matches employee contributions to the plan up to 6% of salary. The Company made matching contributions of $0.1 million for each of the three months ended March 31, 2025 and 2024.

8.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(000’s)
Research and development	$807	$924
General and administrative	1,707	1,079
Total	$2,514	$2,003

As of March 31, 2025, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $27.6 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2025 was 5.5 million shares. As of March 31, 2025, 1.9 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2024	14,062	$2.83	6.23	$579
Granted	4,482	$3.61	9.86	2
Exercised	—	$—	—	—
Forfeited/canceled	—	$—	—	—
Outstanding at March 31, 2025	18,544	$3.02	6.92	$2,146
Vested at March 31, 2025	7,379	$3.55	5.22	$374

For the three months ended March 31, 2025, the weighted average grant date fair value for options granted was $2.68. The intrinsic value for options vested as of March 31, 2025, was $0.4 million. As of March 31, 2025, the total unrecognized compensation cost related to outstanding options was $21.5 million, to be recognized over a weighted average period of 1.6 years.

For the three months ended March 31, 2024, the weighted average grant date fair value for options granted was $1.30. The intrinsic value for options vested as of March 31, 2024 was $0.6 million.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0	6.0
Risk-free rate	4.28%	4.04%
Expected volatility	86%	80%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2024	3,766	$2.41	$9,076
Granted	—	—	—
Vested	(823)	2.48	(2,042)
Forfeited or canceled	—	—	—
Unvested, March 31, 2025	2,943	$2.39	$7,034

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2025, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $6.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

9.	Related Parties and Related-Party Transactions

There were no material related party transactions during the three months ended March 31, 2025 and 2024.

10.	Other Income

Other income consists exclusively of interest income of $1.3 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first quarter of 2025. As of March 31, 2025, future potential milestone payments in connection with this agreement amounted to $2.0 million.

12.	Segment Information

Segment reporting is prepared on the same basis that our chief executive officer, who is our CODM, manages the business, makes operating decisions and assesses performance. The Company operates in one segment. The Company’s business is research and development of drug candidates. Costs, including supplies, outsourced development, and other research and development costs are tracked by major program. While internal personnel costs are tracked by program for overall program spending, it is not broken out for management review. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Three-Months Ended March 31,
	2025	2024
	(000's)
Personnel	$3,202	$2,761
General	1,210	999
Tovecimig	6,677	4,497
CTX-471	699	679
CTX-8371	529	586
CTX-10726	737	—
Research and development	13,054	9,522
Personnel	1,594	944
General	1,611	1,225
Stock-based compensation	1,707	1,079
General and administrative	4,912	3,248
Other income	1,333	1,983
Net loss	$(16,633)	$(10,787)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics. Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. These include modulation of the microvasculature via angiogenesis-targeted agents, induction of a potent immune response via activators on effector cells in the tumor microenvironment, and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with proprietary pipeline antibodies based on supportive clinical and nonclinical data.

Our pipeline comprises three clinical product candidates and one candidate in investigational new drug application (“IND”) enabling studies. Our lead product candidate, tovecimig (formerly known as CTX-009), is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. CTX-471, is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily member 9 (TNFRSF9), also known as CD-137, a co-stimulatory receptor which is mostly expressed on activated, but not on resting, T-cells and NK cells. CTX-8371, is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor and its ligand PD-L1, two validated immune-oncology targets. In addition, we are in the process of IND enabling studies with CTX-10726, a bispecific antibody targeting PD-1 and VEFG-A. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Developments

Tovecimig Meets Primary Endpoint in Phase 2/3 Study in the Second Line Setting for Patients with BTC

On April 1, 2025, we announced that tovecimig in combination with paclitaxel achieved a 17.1% overall response rate (“ORR”), including one complete response, compared to a 5.3% ORR for paclitaxel alone, in patients with biliary tract cancer (“BTC”) treated in the second-line setting. The difference in ORR between the two treatment arms, the primary endpoint of the study, was statistically significant (p=0.031), and all responses were assessed by blinded independent central radiology (BICR) review. The study also showed differences between treatment arms for other efficacy measures, including progressive disease (“PD”) rates of 16.2% in patients on tovecimig in combination with paclitaxel versus 42.1% in patients on paclitaxel alone. We also announced that the safety profile of tovecimig in this study to date was consistent with prior studies of tovecimig. An independent Data Monitoring Committee (DMC) reviewed safety data at four separate (pre-specified) DMC meetings and, after each meeting, recommended continuation of the study without modification.

The pre-specified number of events required to trigger the analyses of the secondary endpoints, including progression free survival (“PFS”), overall survival (“OS”) and duration of response (“DoR”), have not yet been met and we expect to report these endpoints in the fourth quarter of 2025.

First Patient Dosed in IST of Tovecimig in the First-Line Setting for Patients with BTC

On April 21, 2025, we announced that the first patient had been dosed in an Investigator Sponsored Trial (“IST”) to evaluate tovecimig for the first time in the front-line setting for patients with BTC. The IST is being conducted at The University of Texas MD Anderson Cancer Center. Tovecimig is being added to a standard first-line regimen of gemcitabine, cisplatin, and durvalumab in an estimated 50 patients with unresectable or metastatic BTC. The study will have a standard safety run-in phase in 12 patients followed by an expansion phase in which 38 additional patients will be treated. The primary objectives in the study are to assess 6-month progression-free survival, to assess the tolerability and safety of this combination, and to determine the maximum tolerated dose of tovecimig in this combination. Secondary objectives include ORR, DoR, PFS and OS. For more information on the IST, please see study identifier: NCT06548412 on www.clinicaltrials.gov.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2025, we have received $430 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $16.6 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $381.3 million on March 31, 2025. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of March 31, 2025, we had $113 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, tovecimig, CTX-471, CTX-8371 and CTX-10726. We expense research and development costs as incurred. These expenses include:

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

Results of Operations

Comparison of the Three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
		(000’s)
Operating expenses:
Research and development	$13,054	$9,522	$3,532
General and administrative	4,912	3,248	1,664
Total operating expenses	17,966	12,770	5,196
Loss from operations	(17,966)	(12,770)	(5,196)
Other income	1,333	1,983	(650)
Loss before income tax expense	(16,633)	(10,787)	(5,846)
Income tax expense	—	—	—
Net loss	$(16,633)	$(10,787)	$(5,846)

Research and Development Expenses

Research and development expenses increased by $3.5 million, or 37%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase primarily came from $2.0 million more in manufacturing expenses related to tovecimig and $1.3 million related to our new program CTX-10726.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
	(000’s)
Tovecimig	$6,934	$5,681
CTX-471	1,905	1,144
CTX-8371	940	985
CTX-10726	1,278	—
Unallocated research and development expenses	1,997	1,712
Total research and development expenses	$13,054	$9,522

General and Administrative Expenses

General and administrative expenses increased by $1.7 million or 51% for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily from $1.0 more of stock compensation expense and higher bonus expense.

Other income

Other income decreased by $0.7 million or 33% for the three months ended March 31, 2025 as compared to the same period in 2024. Other income consisted exclusively of interest income.

Income Tax Expense

During the three months ended March 31, 2025 and 2024, we recognized no income tax expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2025, we have received $430 million in gross proceeds from the sale of equity securities. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $113 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
	(000’s)
Cash used in operating activities	$(13,208)	$(13,888)
Cash provided by (used in) investing activities	11,588	(4,099)
Cash provided by (used in) financing activities	(815)	17,433
Net change in cash and cash equivalents	$(2,435)	$(554)

Operating Activities

During the three months ended March 31, 2025, we used $13.2 million of cash in operating activities, resulting from our net loss of $16.6 million partially offset by the change in operating assets and liabilities of $0.5 million and non-cash charges of $2.9 million (primarily from share-based compensation expense of $2.5 million).

During the three months ended March 31, 2024, we used $13.9 million of cash in operating activities, resulting from our net loss of $10.8 million plus the change in operating assets and liabilities of $5.2 million, partially offset by non-cash charges of $2.1 million (primarily from share-based compensation expense of $2.0 million).

Investing Activities

During the three months ended March 31, 2025, $11.6 million of cash was provided by investing activities related to the net sale of marketable securities. During the three months ended March 31, 2024, $4.1 million of cash was used in investing activities related to the net sale of marketable securities.

Financing Activities

During the three months ended March 31, 2025, $0.8 million of cash was used in financing activities due to taxes paid by the company for settlement of RSU shares. During the three months ended March 31, 2024, $17.4 million of cash was provided by financing activities. This primarily included $17.6 million of net cash from sale of common stock under an ATM Agreement, after issuance costs.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current plans, which may change based on clinical or pre-clinical results, include studies for tovecimig, CTX-471, and CTX-8371 and IND enabling studies for CTX-10726. We expect that we will require additional funding to complete the clinical development of these programs including the payment of developmental milestones, commercializing our product candidates, if we receive regulatory approval, and pursuing in-licenses or acquisitions of other product candidates. If we receive regulatory approval for tovecimig, CTX-471, CTX-8371, CTX-10726 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, or results of operations. There has been no material change in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, with the exception of the addition of the following risk factor:

The Company may be adversely impacted by recently announced tariff programs

In February, March and April 2025, the U.S. imposed a series of tariffs, some of which have been temporarily paused. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

Compass Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ Thomas Schuetz
Thomas Schuetz
Principal Executive Officer

Date: May 8, 2025	By:	/s/ Barry Shin
Barry Shin Principal Financial Officer

Date: May 8, 2025	By:	/s/ Neil Lerner
Neil Lerner
Principal Accounting Officer