Form 10-Q
period 2025-06-30
Compass Therapeutics, Inc.
filed 2025-08-11
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 4, 2025, the registrant had 138,282,498 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2025 (unaudited)	December 31, 2024 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$22,856	$43,483
Marketable securities	78,093	83,239
Prepaid expenses and other current assets	5,246	6,029
Total current assets	106,195	132,751
Property and equipment, net	131	353
Operating lease, right-of-use ("ROU") asset	9,804	6,731
Restricted cash	568	568
Total assets	$116,698	$140,403
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,595	$2,249
Accrued expenses	10,992	6,287
Operating lease obligations, current portion	271	338
Total current liabilities	13,858	8,874
Operating lease obligations, long-term portion	9,633	6,296
Total liabilities	23,491	15,170
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 138,282 and 137,820 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in-capital	494,182	489,692
Accumulated other comprehensive income	208	210
Accumulated deficit	(401,197)	(364,683)
Total stockholders' equity	93,207	125,233
Total liabilities and stockholders' equity	$116,698	$140,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Licensing revenue	$—	$850	$—	$850
Operating expenses:
Research and development	16,415	11,174	29,476	20,695
General and administrative	4,651	4,721	9,556	7,969
Total operating expenses	21,066	15,895	39,032	28,664
Loss from operations	(21,066)	(15,045)	(39,032)	(27,814)
Other income	1,185	1,969	2,518	3,951
Net loss	$(19,881)	$(13,076)	$(36,514)	$(23,863)
Net loss per share - basic and diluted	$(0.14)	$(0.10)	$(0.26)	$(0.17)
Basic and diluted weighted average shares outstanding	138,282	137,589	138,259	137,098
Other comprehensive loss:
Net loss	$(19,881)	$(13,076)	$(36,514)	$(23,863)
Unrealized gain (loss) on marketable securities	18	(1)	(2)	(128)
Comprehensive loss	$(19,863)	$(13,077)	$(36,516)	$(23,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233
Share-based awards, net of tax remittance	462	—	(815)	—	—	(815)
Stock-based compensation	—	—	2,514	—	—	2,514
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,633)	(16,633)
Balance at March 31, 2025	138,282	14	491,391	190	(381,316)	110,279
Stock-based compensation	—	—	2,791	—	—	2,791
Unrealized loss on marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(19,881)	(19,881)
Balance at June 30, 2025	138,282	$14	$494,182	$208	$(401,197)	$93,207

Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common shares issued, net of costs of $0.5 million	9,790	1	17,568	—	—	17,569
Share-based awards, net of tax remittance	131	—	(136)	—	—	(136)
Stock-based compensation	—	—	2,003	—	—	2,003
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(10,787)	(10,787)
Balance at March 31, 2024	137,589	14	483,231	(90)	(326,095)	157,060
Stock-based compensation	—	—	2,121	—	—	2,121
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,076)	(13,076)
Balance at June 30, 2024	137,589	$14	$485,352	$(91)	$(339,171)	$146,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,514)	$(23,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	306
Share-based compensation	5,305	4,124
Amortization of premium and discount on marketable securities	(102)	(1,103)
ROU asset amortization	491	623
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	783	(5,899)
Accounts payable	346	(2,898)
Accrued expenses	4,705	4,713
Operating lease liability	(294)	(645)
Net cash used in operating activities	(25,040)	(24,642)
Cash flows from investing activities:
Purchase of property and equipment	(18)	—
Purchases of marketable securities	(58,005)	(72,950)
Proceeds from sale or maturities of marketable securities	63,251	75,334
Net cash provided by investing activities	5,228	2,384
Cash flows from financing activities:
Proceeds from issuance of common stock	—	18,113
Issuance costs from issuance of common stock	—	(543)
Taxes paid related to net shares settlement of RSUs	(815)	(136)
Net cash (used in) provided by financing activities	(815)	17,434
Net change in cash, cash equivalents and restricted cash	(20,627)	(4,824)
Cash, cash equivalents and restricted cash at beginning of period	44,051	24,228
Cash, cash equivalents and restricted cash at end of period	$23,424	$19,404
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$22,856	$19,404
Restricted cash	568	—
Total cash, cash equivalents and restricted cash	$23,424	$19,404
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$(2)	$(128)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis and the immune system. Our pipeline includes novel product candidates that leverage our understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical biological pathways required for an effective anti-tumor response to cancer. These pathways include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with our proprietary drug candidates as long as their continued development is supported by clinical and nonclinical data. References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly owned subsidiaries.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2025 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Liquidity

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations with proceeds from the sale of our equity securities and borrowing from debt arrangements. Through June 30, 2025, we have received $430 million in gross proceeds from the sale of equity securities. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $101 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2027.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2025 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$61,175	$—	$61,175
Commercial paper	9,415	—	—	9,415
Certificates of deposit	—	918	—	918
U.S. government treasuries	2,734	—	—	2,734
Asset-backed securities	—	3,851	—	3,851
Money market funds (cash equivalents)	3,730	—	—	3,730
Total assets	$15,879	$65,944	$—	$81,823

	Fair Value Measurements as of December 31, 2024 (000's):
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$44,963	$—	$44,963
Commercial paper	12,084	—	—	12,084
Certificates of deposit	—	15,269	—	15,269
U.S. government treasuries	4,399	—	—	4,399
Asset-backed securities	—	6,524	—	6,524
Money market funds (cash equivalents)	23,880	—	—	23,880
Total assets	$40,363	$66,756	$—	$107,119

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of June 30, 2025 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$60,981	$199	$(5)	$61,175
Commercial paper	9,414	2	(1)	9,415
Certificates of deposit	918	—	—	918
U.S. government treasuries	2,737	—	(3)	2,734
Asset-backed securities	3,835	16	—	3,851
Total assets	$77,885	$217	$(9)	$78,093

	Fair Value Measurements as of December 31, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$44,794	$175	$(6)	$44,963
Commercial paper	12,081	5	(2)	12,084
Certificates of deposit	15,262	8	(1)	15,269
U.S. government treasuries	4,408	2	(11)	4,399
Asset-backed securities	6,484	40	—	6,524
Total assets	$83,029	$230	$(20)	$83,239

	As of
	June 30, 2025	December 31, 2024
Maturing in one year or less	$42,338	$56,386
Maturing after one year through two years	35,755	26,853
Total	$78,093	$83,239

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$4,734	$4,716
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	6,732	6,714
Less: Accumulated depreciation	(6,601)	(6,361)
Property and equipment, net	$131	$353

Depreciation and amortization expense for each of the six months ended June 30, 2025 and 2024 was $0.2 million and $0.3 million respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Project expenses	$8,604	$2,873
Compensation and benefits	2,004	2,793
Other	384	621
Total accrued expenses	$10,992	$6,287

The increase in project expenses is primarily from $8.2 million of accrued manufacturing expenses, including $3.6 million of minimum contractual obligations related to CTX-10726.

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

The terms of the Facility lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that became available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for new operating lease liabilities due to the lease modification were $9.9 million for a total right-of-use assets as of June 30, 2025 of $9.8 million. The remaining lease term of the Facility lease is 4.9 years as of June 30, 2025. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.4 million and $0.3 million for the three months ending June 30, 2025 and 2024, respectively and $0.8 million and $0.6 million for the six months ending June 30, 2025 and 2024, respectively. Cash payments related to the Facility were $0.2 million and $0.3 million for the three months ending June 30, 2025 and 2024, respectively and $0.5 million and $0.7 million for the six months ending June 30, 2025 and 2024, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

(000's)
Remainder of 2025	$382
Years ending December 31,
2026	1,588
2027	2,204
2028	2,249
2029	2,294
2030	2,356
Thereafter	995
Total minimum lease payments	12,068
Less: amount of lease payments representing interest	(2,164)
Present value of future minimum lease payments	9,904
Less: operating lease obligations, current portion	(271)
Operating lease obligations, long-term portion	$9,633

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. The Company matches employee contributions to the plan up to 6% of salary. The Company made matching contributions of $0.1 million for each of the three months ended June 30, 2025 and 2024. The Company made matching contributions of $0.2 million for each of the six months ended June 30, 2025 and 2024.

8.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(000’s)		(000’s)
Research and development	$857	$458	$1,664	$1,382
General and administrative	1,934	1,663	3,641	2,742
Total	$2,791	$2,121	$5,305	$4,124

As of June 30, 2025, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $24.8 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2025 was 5.5 million shares. As of June 30, 2025, 1.9 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2024	14,062	$2.83	6.23	$579
Granted	4,482	$3.61	9.61	2
Exercised	—	$—	—	—
Forfeited/canceled	—	$—	—	—
Outstanding at June 30, 2025	18,544	$3.02	6.67	$7,064
Vested at June 30, 2025	8,336	$3.46	5.22	$2,125

For the six months ended June 30, 2025, the weighted average grant date fair value for options granted was $2.68. The intrinsic value for options vested as of June 30, 2025, was $2.1 million. As of June 30, 2025, the total unrecognized compensation cost related to outstanding options was $19.5 million, to be recognized over a weighted average period of 1.5 years.

For the six months ended June 30, 2024, the weighted average grant date fair value for options granted was $1.82. The options had no intrinsic value as of June 30, 2024. As of June 30, 2024, the total unrecognized compensation cost related to outstanding options was $11.4 million, to be recognized over a weighted average period of 1.5 years.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	6.0	6.0
Risk-free rate	4.28%	4.04%
Expected volatility	86%	80%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2024	3,766	$2.41	$9,076
Granted	—	—	—
Vested	(823)	2.48	(2,042)
Forfeited or canceled	—	—	—
Unvested, June 30, 2025	2,943	$2.39	$7,034

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of June 30, 2025, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $5.3 million, which is expected to be recognized over a weighted average period of 1.4 years.

9.	Related Parties and Related-Party Transactions

There were no material related party transactions during the six months ended June 30, 2025 and 2024.

10.	Other Income

Other income consists exclusively of interest income of $1.2 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively. Interest income was $2.5 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first six months of 2025. As of June 30, 2025, future potential milestone payments in connection with this agreement amounted to $2.0 million.

12.	Segment Information

Segment reporting is prepared on the same basis that our chief executive officer, who is our Chief Operating Decision Maker (CODM), manages the business, makes operating decisions and assesses performance. The Company operates in one segment. The Company’s business is research and development of drug candidates. Costs, including supplies, outsourced development, and other research and development costs are tracked by major program. While internal personnel costs are tracked by program for overall program spending, it is not broken out for management review. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(000's)		(000's)
Licensing revenue	$—	$850	$—	$850

Personnel	2,417	1,932	5,187	3,769
General	1,709	1,396	3,358	3,317
Tovecimig	7,749	6,413	14,426	10,911
CTX-471	1,760	828	2,459	1,507
CTX-8371	1,044	605	1,573	1,191
CTX-10726	1,736	—	2,473	—
Research and development	16,415	11,174	29,476	20,695
Personnel	1,168	1,801	2,763	2,745
General	1,549	1,257	3,152	2,482
Stock-based compensation	1,934	1,663	3,641	2,742
General and administrative	4,651	4,721	9,556	7,969
Other income	1,185	1,969	2,518	3,951
Net loss	$(19,881)	$(13,076)	$(36,514)	$(23,863)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics. Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. These pathways include modulation of the microvasculature via angiogenesis-targeted agents, induction of a potent immune response via activators on effector cells in the tumor microenvironment, and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with proprietary pipeline antibodies based on supportive clinical and nonclinical data.

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

Recent Developments

Tovecimig (DLL4 x VEGF-A bispecific) Phase 2/3 study in patients with BTC shows decreasing rate of OS events

In the ongoing Phase 2/3 study of tovecimig in patients with advanced biliary tract cancer, fewer deaths have been observed than originally modeled, which we believe may suggest that tovecimig could be affecting overall survival (“OS”) in the patient population. The pre-specified number of pooled OS events (80%) required to trigger the analyses of the secondary endpoints, including OS and progression-free survival (PFS), has not yet been met and the Company now expects these analyses to occur in Q1 2026.

We previously announced in April 2025 that the study met its primary endpoint, with tovecimig in combination with paclitaxel achieving a 17.1% overall response rate (“ORR”), including one complete response and three additional patients with 100% reduction in target tumor burden, compared to a 5.3% ORR for paclitaxel alone (p=0.031). The study also showed differences between treatment arms for other efficacy measures, including progressive disease (“PD”) rates of 16.2% in patients on tovecimig in combination with paclitaxel versus 42.1% in patients on paclitaxel alone. We also announced that the safety profile of tovecimig in this study to date was consistent with prior studies of tovecimig. An independent Data Monitoring Committee (DMC) reviewed safety data at four separate (pre-specified) DMC meetings and, after each meeting, recommended continuation of the study without modification.

CTX-8371 (PD-1 x PD-L1 bispecific) Phase 1 data supports cohort expansion in patients with NSCLC and triple negative breast cancer

We are planning to initiate cohort expansions in patients with non-small cell lung cancer (“NSCLC”) and triple-negative breast cancer. This cohort expansion is based on two deep responses observed in the CTX-8371 Phase 1 dose-escalation study, with one of five patients with NSCLC achieving complete resolution of all measurable target tumor lesions, and one of three patients with TNBC achieving over 90% reduction in target tumor lesions. We expect to initiate this part of the study in the fourth quarter of 2025, with data reported in 2026. We are currently enrolling the fifth and final dose level in the dose-escalation study with no dose-limiting toxicities observed to date. Detailed results are expected to be presented at a medical meeting in the fourth quarter of 2025.

CTX-10726 (PD-1 x VEGF-A bispecific) demonstrates superiority to ivonescimab in preclinical studies

CTX-10726 demonstrated superiority in both PD-1 potency and anti-tumor response compared to ivonescimab in mouse models compared to ivonescimab. We plan to submit an IND for CTX-10726 in the fourth quarter of 2025 and expect to announce clinical data in 2026. CTX-10726 was discovered in-house and utilizes the VEGF-A component from tovecimig and the PD-1 component of CTX-8371, which are both currently in clinical trials. By using existing components, we have been able to leverage our current expertise with CMC processes, creating manufacturing yields at commercial scale early in the process.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2025, we have received $430 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $19.9 million and $13.1 million for the three months ended June 30, 2025 and 2024, respectively. Our net losses were $36.5 million and $23.9 million for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $401.2 million on June 30, 2025. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of June 30, 2025, we had $101 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2027. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

●	employee-related expenses including salaries, related benefits and equity-based compensation expense for employees engaged in research and development functions;

●	other research and development expenses including preclinical study costs and expenses incurred under agreements with organizations that support our platform program development;

●	costs related to compliance with quality and regulatory requirements; and

●	facilities and equipment expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax, insurance, administrative travel expenses, selling and marketing costs and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our business operations.

Other Income

Other income consists of interest income on marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
		(000’s)
Licensing Revenue	$—	$850	$(850)
Operating expenses:
Research and development	16,415	11,174	5,241
General and administrative	4,651	4,721	(70)
Total operating expenses	21,066	15,895	5,171
Loss from operations	(21,066)	(15,045)	(6,021)
Other income	1,185	1,969	(784)
Net loss	$(19,881)	$(13,076)	$(6,805)

Licensing Revenue

There was no licensing revenue for the three months ended June 30, 2025. Licensing revenue was $850 thousand for the three months ended June 30, 2024. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due ABL Bio (see footnote 11 of the financial statements in this Quarterly Report on Form 10-Q for further information on this sublicense agreement).

Research and Development Expenses

Research and development expenses increased by $5.2 million, or 47%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Manufacturing expenses increased $5.7 million, primarily related to tovecimig and CTX-10726.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended June 30,
	2025	2024
	(000’s)
Tovecimig	$8,112	$7,699
CTX-471	2,854	1,312
CTX-8371	1,512	872
CTX-10726	2,133	—
Unallocated research and development expenses	1,804	1,291
Total research and development expenses	$16,415	$11,174

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended June 30, 2025 and 2024.

Other income

Other income decreased by $0.8 million or 40% for the three months ended June 30, 2025 as compared to the same period in 2024. Other income consisted exclusively of interest income, which decreased based on a lower cash and marketable securities balance.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
		(000’s)
Licensing Revenue	$—	$850	$(850)
Operating expenses:
Research and development	29,476	20,695	8,781
General and administrative	9,556	7,969	1,587
Total operating expenses	39,032	28,664	10,368
Loss from operations	(39,032)	(27,814)	(11,218)
Other income	2,518	3,951	(1,433)
Net loss	$(36,514)	$(23,863)	$(12,651)

Licensing Revenue

There was no licensing revenue for the six months ended June 30, 2025. Licensing revenue was $850 thousand for the six months ended June 30, 2024. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due ABL Bio (see footnote 11 of the financial statements in this Quarterly Report on Form 10-Q for further information on this sublicense agreement).

Research and Development Expenses

Research and development expenses increased by $8.8 million, or 42%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Manufacturing expenses increased $8.2 million, primarily related to tovecimig and CTX-10726.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Six Months Ended June 30,
	2025	2024
	(000’s)
Tovecimig	$15,045	$13,380
CTX-471	4,759	2,455
CTX-8371	2,451	1,857
CTX-10726	3,410	—
Unallocated research and development expenses	3,811	3,003
Total research and development expenses	$29,476	$20,695

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 20% for the six months ended June 30, 2025 as compared to the same period in 2024. This increase primarily came from an increase of $1.6 million of share-based compensation expense.

Other income

Other income decreased by $1.4 million or 36% for the six months ended June 30, 2025 as compared to the same period in 2024. Other income consisted exclusively of interest income which decreased based on a lower cash and marketable securities balance.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2025, we have received $430 million in gross proceeds from the sale of equity securities. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $101 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
	(000’s)
Cash used in operating activities	$(25,040)	$(24,642)
Cash provided by investing activities	5,228	2,384
Cash provided by (used in) financing activities	(815)	17,434
Net change in cash and cash equivalents	$(20,627)	$(4,824)

Operating Activities

During the six months ended June 30, 2025, we used $25.0 million of cash in operating activities, resulting from our net loss of $36.5 million partially offset by the change in operating assets and liabilities of $5.5 million and non-cash charges of $5.9 million (primarily from share-based compensation expense of $5.3 million).

During the six months ended June 30, 2024, we used $24.6 million of cash in operating activities, resulting from our net loss of $23.9 million minus the change in operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $3.9 million (primarily from share-based compensation expense of $4.1 million).

Investing Activities

During the six months ended June 30, 2025, $5.2 million of cash was provided by investing activities related to the net sale of marketable securities. During the six months ended June 30, 2024, $2.4 million of cash was provided by investing activities, related to the net sale of marketable securities.

Financing Activities

During the six months ended June 30, 2025, $0.8 million of cash was used in financing activities due to taxes paid by the company for settlement of RSU shares. During the six months ended June 30, 2024, $17.4 million of cash was provided by financing activities. This primarily included $17.6 million of net cash from sale of common stock under an ATM Agreement, after issuance costs.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current plans, which may change based on clinical or preclinical results, include studies for tovecimig, CTX-471, and CTX-8371 and IND enabling studies for CTX-10726. We expect that we will require additional funding to complete the clinical development of these programs including the payment of developmental milestones, commercializing our product candidates, if we receive regulatory approval, and pursuing in-licenses or acquisitions of other product candidates. If we receive regulatory approval for tovecimig, CTX-471, CTX-8371, CTX-10726 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, or results of operations. There has been no material change in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the addition of the following risk factors:

Adverse global conditions, including economic uncertainty and tariffs, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment, political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

Executive actions on drug pricing could negatively impact our ability to obtain adequate reimbursement for our products, if and when they are approved.

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. For more information, see the section titled, “Business - Government Regulation - Current and future healthcare reform legislation” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

Compass Therapeutics, Inc.

Date: August 11, 2025	By:	/s/ Thomas Schuetz
Thomas Schuetz
Principal Executive Officer

Date: August 11, 2025	By:	/s/ Barry Shin
Barry Shin Principal Financial Officer

Date: August 11, 2025	By:	/s/ Neil Lerner
Neil Lerner
Principal Accounting Officer