Form 10-Q
period 2025-09-30
Compass Therapeutics, Inc.
filed 2025-11-05
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 30, 2025, the registrant had 177,862,102 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2025 (unaudited)	December 31, 2024 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$46,212	$43,483
Marketable securities	173,683	83,239
Prepaid expenses and other current assets	1,225	6,029
Total current assets	221,120	132,751
Property and equipment, net	119	353
Operating lease, right-of-use ("ROU") asset	9,452	6,731
Restricted cash	568	568
Total assets	$231,259	$140,403
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,095	$2,249
Accrued expenses	8,684	6,287
Operating lease obligations, current portion	633	338
Total current liabilities	12,412	8,874
Operating lease obligations, long-term portion	9,234	6,296
Total liabilities	21,646	15,170
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 177,572 and 137,820 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	53	14
Additional paid-in-capital	624,742	489,692
Accumulated other comprehensive income	274	210
Accumulated deficit	(415,456)	(364,683)
Total stockholders' equity	209,613	125,233
Total liabilities and stockholders' equity	$231,259	$140,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Licensing revenue	$—	$—	$—	$850
Operating expenses:
Research and development	12,826	8,612	42,297	29,304
General and administrative	2,991	3,627	12,552	11,597
Total operating expenses	15,817	12,239	54,849	40,901
Loss from operations	(15,817)	(12,239)	(54,849)	(40,051)
Interest income	1,558	1,758	4,076	5,709
Net loss	$(14,259)	$(10,481)	$(50,773)	$(34,342)
Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.34)	$(0.25)
Basic and diluted weighted average shares outstanding	168,782	137,589	148,545	137,263
Other comprehensive loss:
Net loss	$(14,259)	$(10,481)	$(50,773)	$(34,342)
Unrealized gain on marketable securities	66	577	64	449
Comprehensive loss	$(14,193)	$(9,904)	$(50,709)	$(33,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233
Stock-based awards, net of tax remittance	462	—	(815)	—	—	(815)
Stock-based compensation	—	—	2,514	—	—	2,514
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,633)	(16,633)
Balance at March 31, 2025	138,282	14	491,391	190	(381,316)	110,279
Stock-based compensation	—	—	2,791	—	—	2,791
Unrealized loss on marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(19,881)	(19,881)
Balance at June 30, 2025	138,282	$14	$494,182	$208	$(401,197)	$93,207
Common stock and warrants issued, net of costs of $8.6 million	39,290	39	129,322	—	—	129,361
Stock-based compensation	—	—	1,238	—	—	1,238
Unrealized loss on marketable securities	—	—	—	66	—	66
Net loss	—	—	—	—	(14,259)	(14,259)
Balance at September 30, 2025	177,572	$53	$624,742	$274	$(415,456)	$209,613

Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common stock issued, net of costs of $0.5 million	9,790	1	17,568	—	—	17,569
Stock-based awards, net of tax remittance	131	—	(136)	—	—	(136)
Stock-based compensation	—	—	2,003	—	—	2,003
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(10,787)	(10,787)
Balance at March 31, 2024	137,589	14	483,231	(90)	(326,095)	157,060
Stock-based compensation	—	—	2,121	—	—	2,121
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,076)	(13,076)
Balance at June 30, 2024	137,589	$14	$485,352	$(91)	$(339,171)	$146,104
Stock-based compensation	—	—	2,198	—	—	2,198
Unrealized gain on marketable securities	—	—	—	577	—	577
Net loss	—	—	—	—	(10,481)	(10,481)
Balance at September 30, 2024	137,589	$14	$487,550	$486	$(349,652)	$138,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,773)	$(34,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	449
Share-based compensation	6,543	6,322
Amortization of premium and discount on marketable securities	(477)	(1,381)
ROU asset amortization	843	945
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,804	(4,318)
Accounts payable	846	(3,130)
Accrued expenses	2,397	402
Operating lease liability	(331)	(640)
Net cash used in operating activities	(35,889)	(35,693)
Cash flows from investing activities:
Purchase of property and equipment	(25)	(44)
Purchases of marketable securities	(167,082)	(78,297)
Proceeds from sale or maturities of marketable securities	77,179	109,743
Net cash (used in) provided by investing activities	(89,928)	31,402
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	137,999	18,113
Issuance costs from issuance of common stock	(8,638)	(545)
Taxes paid related to net shares settlement of RSUs	(815)	(136)
Net cash provided by financing activities	128,546	17,432
Net change in cash, cash equivalents and restricted cash	2,729	13,141
Cash, cash equivalents and restricted cash at beginning of period	44,051	24,228
Cash, cash equivalents and restricted cash at end of period	$46,780	$37,369
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$46,212	$19,404
Restricted cash	568	—
Total cash, cash equivalents and restricted cash	$46,780	$19,404
Supplemental disclosure of cash flow information
Unrealized gain (loss) on marketable securities	$64	$(449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. The Company’s scientific focus is on the relationship between angiogenesis and the immune system. The pipeline includes novel product candidates that leverage our understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical biological pathways required for an effective anti-tumor response to cancer. These pathways include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. The Company plans to advance its product candidates through clinical development as both standalone therapies and in combination with its proprietary drug candidates as long as their continued development is supported by clinical and nonclinical data.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2025 and its consolidated results of operations, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Liquidity

Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, research and development activities, building its intellectual property portfolio and providing general and administrative support for these operations. The Company has funded its operations with proceeds from the sale of equity securities and borrowing from debt arrangements. Through September 30, 2025, the Company has received $568 million in gross proceeds from the sale of equity securities. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $220 million. Based on our research and development plans, we expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2028.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$83,674	$—	$83,674
Commercial paper	71,395	—	—	71,395
Certificates of deposit	—	13,194	—	13,194
U.S. government treasuries	1,678	—	—	1,678
Asset-backed securities	—	3,742	—	3,742
Money market funds (cash equivalents)	12,840	—	—	12,840
Total assets	$85,913	$100,610	$—	$186,523

	December 31, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$44,963	$—	$44,963
Commercial paper	12,084	—	—	12,084
Certificates of deposit	—	15,269	—	15,269
U.S. government treasuries	4,399	—	—	4,399
Asset-backed securities	—	6,524	—	6,524
Money market funds (cash equivalents)	23,880	—	—	23,880
Total assets	$40,363	$66,756	$—	$107,119

4.	Marketable Securities

The following tables summarize marketable securities held (in thousands):

	September 30, 2025:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$83,437	$240	$(3)	$83,674
Commercial paper	71,375	23	(3)	71,395
Certificates of deposit	13,189	6	(1)	13,194
U.S. government treasuries	1,678	—	—	1,678
Asset-backed securities	3,730	12	—	3,742
Total assets	$173,409	$281	$(7)	$173,683

	December 31, 2024:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$44,794	$175	$(6)	$44,963
Commercial paper	12,081	5	(2)	12,084
Certificates of deposit	15,262	8	(1)	15,269
U.S. government treasuries	4,408	2	(11)	4,399
Asset-backed securities	6,484	40	—	6,524
Total assets	$83,029	$230	$(20)	$83,239

	As of
	September 30, 2025	December 31, 2024
Maturing in one year or less	$121,824	$56,386
Maturing after one year through two years	51,859	26,853
Total	$173,683	$83,239

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$4,741	$4,716
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	6,739	6,714
Less: Accumulated depreciation	(6,620)	(6,361)
Property and equipment, net	$119	$353

Depreciation and amortization expense for each of the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.5 million respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Project expenses	$6,060	$2,873
Compensation and benefits	2,483	2,793
Other	141	621
Total accrued expenses	$8,684	$6,287

7.	Commitments and Contingencies

Leases

The terms of the Facility lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that became available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for new operating lease liabilities due to the lease modification were $9.9 million for a total right-of-use assets as of September 30, 2025 of $9.8 million. The remaining lease term of the Facility lease is 5.7 years as of September 30, 2025. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.5 million and $0.3 million for the three months ending September 30, 2025 and 2024, respectively and $1.3 million and $1.0 million for the nine months ending September 30, 2025 and 2024, respectively. Cash payments related to the Facility were $0.2 million and $0.3 million for the three months ending September 30, 2025 and 2024, respectively and $0.8 million and $1.0 million for the nine months ending September 30, 2025 and 2024, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2025	$127
Years ending December 31,
2026	1,588
2027	2,204
2028	2,249
2029	2,294
2030	2,356
Thereafter	995
Total minimum lease payments	11,813
Less: amount of lease payments representing interest	(1,946)
Present value of future minimum lease payments	9,867
Less: operating lease obligations, current portion	(633)
Operating lease obligations, long-term portion	$9,234

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. The

Company matches employee contributions to the plan up to 6% of salary. The Company made matching contributions of $0.1 million for each of the three months ended September 30, 2025 and 2024. The Company made matching contributions of $0.3 million for each of the nine months ended September 30, 2025 and 2024.

8.	Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$852	$244	$2,516	$1,626
General and administrative	386	1,954	4,027	4,696
Total	$1,238	$2,198	$6,543	$6,322

As of September 30, 2025, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $17.5 million.

2020 Plan

In September 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2025 was 5.5 million shares. As of September 30, 2025, 5.0 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2024	14,062	$2.83	6.23	$579
Granted	4,592	$3.61	9.29	2
Exercised	—	$—	—	—
Forfeited/canceled	(1,491)	$2.32	—	1,842
Outstanding at September 30, 2025	17,163	$3.08	6.87	$12,890
Vested at September 30, 2025	9,228	$3.39	5.16	$5,977

For the nine months ended September 30, 2025 and 2024, the weighted average grant date fair value for options granted was $2.68 and $1.13, respectively. The intrinsic value for options vested as of September 30, 2025 and 2024, was $6.0 million and $0.1 million, respectively. As of September 30, 2025, the total unrecognized compensation cost related to outstanding options was $15.5 million, to be recognized over a weighted average period of 1.4 years.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	6.0	6.0
Risk-free rate	4.3%	3.9%
Expected volatility	86%	81%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2024	3,766	$2.41	$9,076
Granted	—	—	—
Vested	(823)	2.48	(2,041)
Forfeited or canceled	(1,665)	2.34	(3,891)
Unvested, September 30, 2025	1,278	$2.46	$3,144

As of September 30, 2025, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $2.0 million, which is expected to be recognized over a weighted average period of 1.2 years.

9.	Stockholders’ Equity

2025 Underwritten Offering

On August 12, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Piper Sandler & Co., and Guggenheim Securities, LLC, as representatives (the “Representatives”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of (a) 33,290,000 shares (the “Firm Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), at a price to the public of $3.00 per share, and (b) pre-funded warrants to purchase up to 6,710,000 shares of the Company’s Common Stock (the “Pre-Funded Warrants”), at a price to the public of $2.9999 per warrant with an exercise price of $0.0001 per share (the “Offering”). Pursuant to the Underwriting Agreement, the Company granted the underwriters a 30-day option, which the underwriters exercised, to purchase up to an additional 6,000,000 shares of its Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Shares”) at the public offering price, less underwriting discounts and commissions. The Company received aggregate net proceeds of $129.3 million, after deducting underwriting discounts and commissions of $8.3 million and other offering costs of $0.4 million.

The 2025 Pre-Funded Warrants were determined to be equity classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. As of September 30, 2025, all of the 2025 Pre-Funded Warrants remain outstanding.

10.	Basic and Diluted Net Loss Per Share

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock plus potentially dilutive securities outstanding during the period. Potential shares of common stock exercisable for little or no consideration are included in both basic and diluted weighted-average number of shares of common stock outstanding.

During the three and nine months ended September 30, 2025, basic and diluted weighted-average number of shares outstanding were 168.8 million and 148.5 million shares, respectively, and included pre-funded warrants to purchase 6,710,000 shares of common stock with an exercise price of $0.0001 per share. During the three and nine months ended September 30, 2024, basic and diluted weighted-average number of shares outstanding were 137.6 million and 137.3 million shares, respectively.

The computation of diluted net loss per share for the three and nine months ended September 30, 2025 excluded 18.4 million shares subject to outstanding stock options and restricted stock units because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three and nine months ended September 30, 2024 excluded 17.3 million shares, subject to outstanding stock options and restricted stock because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2025 and 2024, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Stock options	17,162,862	13,624,796	17,162,862	13,624,796
Restricted stock units	1,278,125	3,665,625	1,278,125	3,665,625

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first nine months of 2025. As of September 30, 2025, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Licensing revenue	$—	$—	$—	$850

Personnel	2,324	2,190	9,049	7,585
General	1,540	1,193	3,353	2,882
Tovecimig	2,765	3,963	17,193	14,874
CTX-471	1,493	734	3,952	2,240
CTX-8371	481	532	2,055	1,723
CTX-10726	4,223	—	6,695	—
Research and development	12,826	8,612	42,297	29,304
Personnel	1,652	2,440	8,056	7,927
General	1,339	1,187	4,496	3,670
General and administrative	2,991	3,627	12,552	11,597
Other income	1,558	1,758	4,076	5,709
Net loss	$(14,259)	$(10,481)	$(50,773)	$(34,342)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our pipeline comprises three clinical product candidates and one candidate in investigational new drug application (“IND”) enabling studies. Our lead product candidate, tovecimig (formerly known as CTX-009), is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. CTX-471, is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily member 9 (TNFRSF9), also known as CD-137, a co-stimulatory receptor which is mostly expressed on activated, but not on resting, T-cells and NK cells. CTX-8371, is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor and its ligand PD-L1, two validated immune-oncology targets. In addition, we are in the process of IND enabling studies with CTX-10726, a bispecific antibody targeting PD-1 and VEFG-A. For a more detailed description and developments related to our pipeline, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and June 30, 2025.

Recent Developments

Data from tovecimig (DLL4 x VEGF-A bispecific) Phase 2/3 study in patients with Biliary Tract Cancer (BTC) expected late Q1 2026

Based on a continuing trend of decreased mortality in the ongoing Phase 2/3 COMPANION-002 study of tovecimig in patients with advanced BTC, the analyses of overall survival (OS) and progression-free survival (PFS) are expected in late Q1 2026.

New response in a third indication observed in the fifth and final dosing cohort of the Phase 1 dose-escalation study of CTX-8371 (PD-1 x PD-L1 bispecific).

The fifth and final dosing level in the Phase 1 dose-escalation study of CTX-8371 has been fully enrolled. A new response was observed in this cohort in a third indication, in addition to previously reported responses in patients with non-small cell lung cancer (NSCLC) and triple-negative breast cancer (TNBC). No dose-limiting toxicities were observed at any dose level, potentially differentiating the safety profile of CTX-8371 from currently approved checkpoint inhibitors. We now expect to present full topline data, including data from this fifth cohort, at a medical meeting in the first half of 2026. We are also planning to initiate cohort expansions in patients with NSCLC and TNBC this quarter, based on the previously disclosed responses.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2025, we have received $568 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our treatments and any future product candidates. Our net losses were $14.3 million and $10.5 million for the three months ended September 30, 2025 and 2024, respectively. Our net losses were $50.8 million and $34.3 million for the nine months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $415.5 million on September 30, 2025. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2025, we had $220 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2028. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change

Operating expenses:
Research and development	$12,826	$8,612	$4,214
General and administrative	2,991	3,627	(636)
Total operating expenses	15,817	12,239	3,578
Loss from operations	(15,817)	(12,239)	(3,578)
Interest income	1,558	1,758	(200)
Net loss	$(14,259)	$(10,481)	$(3,778)

Research and Development Expenses

Research and development expenses increased by $4.2 million, or 49%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Research and development expenses related to our new pipeline candidate, CTX-10726, was $4.6 million.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,
	2025	2024

Tovecimig	$3,316	$5,155
CTX-471	2,497	1,258
CTX-8371	773	741
CTX-10726	4,638	—
Unallocated research and development expenses	1,602	1,458
Total research and development expenses	$12,826	$8,612

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 18% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a reduction of stock-based compensation expense of $1.3 million from the cancellation of employee equity partially offset by an increase in costs related to market research and commercial preparation costs of $0.6 million.

Other income

Other income decreased by $0.2 million or 11% for the three months ended September 30, 2025 as compared to the same period in 2024. Other income consisted exclusively of interest income, which decreased based on a lower average balance of cash and marketable securities.

Comparison of the Nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change

Licensing Revenue	$—	$850	$(850)
Operating expenses:
Research and development	42,297	29,304	12,993
General and administrative	12,552	11,597	955
Total operating expenses	54,849	40,901	13,948
Loss from operations	(54,849)	(40,051)	(14,798)
Interest income	4,076	5,709	(1,633)
Net loss	$(50,773)	$(34,342)	$(16,431)

Licensing Revenue

There was no licensing revenue for the nine months ended September 30, 2025. Licensing revenue was $850 thousand for the nine months ended September 30, 2024. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due ABL Bio (see footnote 11 of the financial statements in this Quarterly Report on Form 10-Q for further information on this sublicense agreement).

Research and Development Expenses

Research and development expenses increased by $13 million, or 44%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Manufacturing expenses increased $11.2 million, primarily related to tovecimig and CTX-10726. In addition, IND-enabling costs related to CTX-10726 were $1.9 million.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Nine Months Ended September 30,
	2025	2024

Tovecimig	$18,363	$18,535
CTX-471	7,256	3,714
CTX-8371	3,224	2,599
CTX-10726	8,049	—
Unallocated research and development expenses	5,405	4,456
Total research and development expenses	$42,297	$29,304

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 8% for the nine months ended September 30, 2025 as compared to the same period in 2024. This increase primarily came from an increase of $0.6 million of market research and commercial preparation costs.

Other income

Other income decreased by $1.6 million or 29% for the nine months ended September 30, 2025 as compared to the same period in 2024. Other income consisted exclusively of interest income which decreased based on a lower average balance of cash and marketable securities.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2025, we have received $568 million in gross proceeds from the sale of equity securities. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $220 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
	(000’s)
Cash used in operating activities	$(35,889)	$(35,693)
Cash provided by (used in) investing activities	(89,928)	31,402
Cash provided by financing activities	128,546	17,432
Net change in cash, cash equivalents and restricted cash	$2,729	$13,141

Operating Activities

During the nine months ended September 30, 2025, we used $35.9 million of cash in operating activities, resulting from our net loss of $50.8 million partially offset by the change in operating assets and liabilities of $7.7 million and non-cash charges of $7.2 million (primarily from share-based compensation expense of $6.5 million).

During the nine months ended September 30, 2024, we used $35.7 million of cash in operating activities, resulting from our net loss of $34.3 million minus the change in operating assets and liabilities of $7.7 million, partially offset by non-cash charges of $6.3 million (primarily from share-based compensation expense of $6.3 million).

Investing Activities

During the nine months ended September 30, 2025, $90.0 million of cash was used in investing activities related to the net purchases of marketable securities. During the nine months ended September 30, 2024, $31.4 million of cash was provided by investing activities, related to the net sale of marketable securities.

Financing Activities

During the nine months ended September 30, 2025, $128.5 million of cash was provided by financing activities due to the issuance of common shares. During the nine months ended September 30, 2024, $17.4 million of cash was provided by financing activities. This primarily included $17.6 million of net cash from sale of common stock under an ATM Agreement, after issuance costs.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current plans, which may change based on clinical or preclinical results, include studies for tovecimig, CTX-471, and CTX-8371 and IND enabling studies for CTX-10726. We expect that we will require additional funding to complete the clinical development of these programs including the payment of developmental milestones, commercializing our product candidates, if we receive regulatory approval, and pursuing in-licenses or acquisitions of other product candidates. If we receive regulatory approval for tovecimig, CTX-471, CTX-8371, CTX-10726 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 13, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Compass Therapeutics, Inc.

Date: November 5, 2025	By:	/s/ Thomas Schuetz
Thomas Schuetz
Principal Executive Officer

Date: November 5, 2025	By:	/s/ Barry Shin
Barry Shin Principal Financial Officer

Date: November 5, 2025	By:	/s/ Neil Lerner
Neil Lerner
Principal Accounting Officer