Form 10-K
period 2025-12-31
Compass Therapeutics, Inc.
filed 2026-03-05
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐

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

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of the last business day of its most recently completed second fiscal quarter (June 30, 2025), traded on the Nasdaq Capital Market in the United States under the symbol CMPX was approximately $277 million.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2026 was 180,087,915.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id: 596	Auditor Name: CohnReznick LLP	Auditor Location: Melville, NY U.S.A.

i

RISK FACTOR SUMMARY

Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Compass Therapeutics, Inc. (formerly named Olivia Ventures, Inc.) together with its wholly-owned subsidiaries, including Compass Therapeutics LLC, Trigr Therapeutics, Inc. , Compass Acquisition Company, LLC, and Compass Therapeutics Securities Corporation, which we refer to as Compass Therapeutics. Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

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

•

The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed.

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

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and the outcome of our ongoing arbitration proceedings;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•	our financial performance; and

•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. These include modulation of the microvasculature via angiogenesis-targeted agents, induction of a potent immune response via activators on effector cells in the tumor microenvironment, and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development and commercialization as both standalone therapies and in combination with proprietary pipeline antibodies based on supportive clinical and nonclinical data.

Our pipeline consists of four clinical product candidates. Our lead product candidate, tovecimig (formerly known as CTX-009), is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. Our second program, CTX-471, is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily member 9 (TNFRSF9), also known as CD-137 or 4-1BB, a co-stimulatory receptor which is mostly expressed on activated, but not on resting, T-cells and NK cells. Our third program, CTX-8371, is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor, and its ligand PD-L1, two validated immune-oncology targets. Our fourth program, CTX-10726, is a bispecific antibody targeting PD-1 and VEFG-A.

Tovecimig (CTX-009), our bispecific antibody targeting DLL4 and VEGF-A, is currently being evaluated in a randomized Phase 2/3 trial in the United States in combination with paclitaxel in patients with biliary tract cancer (“BTC”) who received one prior treatment regimen. The trial met its primary endpoint with an overall response rate (“ORR”) of 17.1% for tovecimig in combination with paclitaxel, including one complete response, compared to a 5.3% ORR for paclitaxel alone. This difference was statistically significant with p=0.031. In the Phase 2/3 trial, the prespecified event threshold of 80% overall survival (OS) events was reached in Q1 2026; therefore, the analyses of progression-free survival (PFS) and OS are expected to be reported in April 2026.

Further, an ongoing Investigator Sponsored Trial (“IST”) is evaluating tovecimig in the front-line setting for patients with BTC, combining tovecimig with the standard first-line regimen of gemcitabine, cisplatin, and durvalumab.

We estimate that there are approximately 26,500 patients newly diagnosed with BTC in the United States each year and over 200,000 patients worldwide. Patients with BTC have a poor prognosis despite first-line treatment with chemotherapy and immunotherapy, and there is no generally accepted standard of care in later lines of treatment, except for therapies addressing targeted mutations, which is estimated to be approximately 15% to 20% of the patient population.

Beyond BTC, we intend to expand the development of tovecimig to additional solid tumor indications with significant unmet need and a mechanistic rationale for using an angiogenic inhibitor, such as colorectal cancer (“CRC”), ovarian cancer, gastric cancer, renal cell carcinoma, and hepatocellular carcinoma. In CRC, we presented data in January 2026 showing tovecimig demonstrated a 5% overall response rate (“ORR”) as a monotherapy in our Phase 2 study of patients with advanced, metastatic CRC treated in the third- and fourth-line settings. Following the generation of positive clinical data in later lines of therapy, we plan to study tovecimig in earlier settings in all indications where the data support it.

CTX-471, our CD137 (or 4-1BB) agonistic antibody, targets a key node of the immune system with the goal of becoming a next generation immune-oncology treatment for patients across a variety of cancers who do not have a sustained response to current therapies. During its early clinical development, CTX-471 demonstrated monotherapy activity in the post-PD-1/PD-L1 patient population across three solid tumor indications: melanoma, small cell lung cancer (“SCLC”) and mesothelioma. The Phase 1 program, which included one complete response, also identified a potential biomarker of activity for CTX-471, neural cell adhesion molecule (NCAM or CD56). We expect to initiate a Phase 2 basket study of CTX-471 in patients with NCAM+ tumors in mid-2026.

CTX-8371, our bispecific antibody targeting PD-1 and PD-L1, is currently in a first-in-human Phase 1 clinical trial. In the dose escalation portion of the trial, CTX-8371 demonstrated deep responses in patients with three different tumor types; non-small cell lung cancer (“NSCLC”), triple-negative breast cancer (“TNBC”) and Hodgkin lymphoma (“HL”), with no dose limiting toxicities observed. We have initiated cohort expansions in patients with NSCLC and TNBC and expect a further expansion cohort in patients with HL to begin shortly. CTX-8371 emerged from an unbiased screen for synergy conducted with our StitchMabsTM platform. We subsequently tested CTX-8371 in several in vitro and in vivo models where it demonstrated enhanced activation of immune responses when compared with commercially available checkpoint blockers, which target either PD-1 or PD-L1, but not both. We believe that CTX-8371 has the potential to become a next generation checkpoint inhibitor with improved activity across various solid tumors relative to approved checkpoint blockers.

Finally, CTX-10726, our bispecific antibody targeting PD-1 and VEGF-A, is a fully human IgG1 with silenced Fc-γ receptor binding that was discovered and developed in-house. In early 2026, we received FDA clearance for the IND for CTX-10726 and initiated a Phase 1 dose escalation study. We expect to accelerate the development of CTX-10726 by leveraging our experience developing and manufacturing bispecific structures containing the VEGF-A and PD-1 components.

Our Strategy

Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. Our strategy to achieve this goal includes advancing our product candidates through clinical development and commercialization. This may include combining our product candidates with other drugs or with each other through various indications and lines of therapy.

We may also seek strategic partnerships for select product candidates. Our research and discovery platform is designed to generate a broad pipeline of product candidates with high potential for clinical application. We intend to assess on a case-by-case basis the opportunities for accelerating the preclinical development, clinical development and commercialization of these candidates in a capital-efficient manner, including selectively pursuing strategic partnerships with leading biopharmaceutical companies with domain-specific clinical development and commercial expertise to maximize the value of our pipeline.

Pipeline

The figure below details our pipeline of product candidates.

Product Candidates

We currently have four product candidates in the clinical stage of development: tovecimig, CTX-471, CTX-8371, and CTX-10726. In addition, we are developing multiple additional product candidates.

Tovecimig (DLL4 X VEGF-A bispecific antibody)

Tovecimig (formerly known as CTX-009) is an investigational bispecific antibody that is designed to simultaneously block the DLL4 and VEGF-A signaling pathways, which are critical to angiogenesis and tumor vascularization. Preclinical and early clinical data of tovecimig as a monotherapy and in combination with chemotherapy suggest that blockade of both pathways provides robust anti-tumor activity across several solid tumor indications, including cholangiocarcinoma, colorectal cancer, gastric cancer, pancreatic cancer, and NSCLC.

Tovecimig is undergoing clinical development in patients with advanced solid tumors in the United States. We are currently conducting a randomized Phase 2/3 trial of tovecimig in combination with paclitaxel in patients with advanced BTC. Previously, tovecimig underwent a Phase 1 dose escalation and dose expansion monotherapy trial in patients with solid tumors, a Phase 1b trial in combination with chemotherapy, and a Phase 2 trial in combination with chemotherapy in patients with advanced biliary tract cancer, all of which were completed in South Korea. In addition, an investigator sponsored trial of tovecimig in the first-line setting in combination with gemcitabine/cisplatin and durvalumab in patients with BTC was initiated in the first quarter of 2025, led by investigators at The University of Texas MD Anderson Cancer Center.

We have licensed exclusive global rights to tovecimig, outside of South Korea, from ABL Bio, Inc. (“ABL Bio”), a South Korea-based clinical-stage company focused on developing antibody therapeutics. South Korean rights are held by Handok Pharmaceuticals, Inc. (“Handok”) and China rights were out-licensed to Elpiscience Biopharmaceuticals Co., Limited (“Elpiscience”).

Phase 1b and 2 Trials of Tovecimig with Paclitaxel in Patients with BTC - South Korea

In the Phase 1b study, there were four patients enrolled with cholangiocarcinoma. Two of these four patients had deep, durable, and confirmed responses. Both of these patients received tovecimig in combination with paclitaxel. Based on this observation, a Phase 2 trial of tovecimig in combination with paclitaxel was completed by Handok and Compass in patients with BTC, with data reported in the first quarter of 2023. The trial enrolled patients with unresectable advanced, metastatic, or relapsed BTC who had received one or two prior systemic therapies.

This Phase 2 trial utilized a Simon Two-Stage adaptive design where the criteria to advance to the second stage of the trial was three PRs observed in 21 evaluable patients. In the preliminary analysis of 24 patients participating in the study, tovecimig with paclitaxel demonstrated a 37.5% ORR based on 9 patients with PRs that were confirmed by RECIST 1.1. The results of Part 1 of the Phase 2 trial were presented at the 2023 ASCO GI meeting in January 2023.

Based on the efficacy data and following discussions with the FDA, while the trial had met the criteria to advance to Part 2, FDA recommended and we agreed to forego the second stage of the study and advance tovecimig directly to a randomized Phase 2/3 study in patients with BTC treated in the second-line setting.

Safety Data Summary

Tovecimig safety data has been analyzed and was observed to be generally well-tolerated. Of the 24 patients enrolled in the trial, all patients had at least one treatment emergent adverse event (“TEAE”). Grade 3 or greater TEAEs were reported in 95.8% of patients regardless of the relationship to tovecimig or paclitaxel, including decreased neutrophil count (83.3%), hypertension (16.7%), anemia (20.8%), and decreased platelet count (12.5%). Grade 3 or greater adverse events that were designated to be of special interest (“AESIs”) by the trial investigators were hemoptysis or hemorrhage (12.5%) and GI or tumor perforation (8.3%), with 0% for pulmonary hypertension, wound healing complication and cardiac failure.

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

Nine PRs confirmed by RECIST 1.1 were observed leading to an ORR of 37.5%, and 22 of the 24 patients evaluated have had stable disease or better with a decline in tumor burden leading to a Disease Control Rate (DCR) of 92%. PRs were observed in all four tumor sub-types types (intrahepatic cholangiocarcinoma, extrahepatic cholangiocarcinoma, gallbladder cancer, and ampullary carcinoma).

After a median follow up of approximately 12 months, the median progression free survival (“PFS”) was 9.4 months, median duration of response (“DOR”) was 6.9 months and median overall survival (“OS”) was 12.5 months.

For reference, one regimen that has been studied in patients with advanced BTC is the three-drug combination FOLFOX. FOLFOX demonstrated an ORR of 4.9%, a median PFS of 4.0 months, and a median OS of 6.2 months in a randomized study against best supportive care.

The waterfall plot below depicts the best response for the 22 patients evaluable in the trial.

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

The trial was fully enrolled in August 2024 with 168 patients randomized in a 2:1 ratio to receive tovecimig plus paclitaxel (n=111) or paclitaxel alone (n=57). The primary endpoint of the trial was ORR and the secondary endpoints include PFS, OS, and DOR. Patients who were randomized to receive paclitaxel and progressed on their regimen could cross over to the tovecimig plus paclitaxel arm after progression on paclitaxel if they still met the enrollment criteria for the study. To adjust for this treatment crossover, OS will be evaluated using the rank preserving structural failure time (“RPSFT”) method, as well as on an intent-to-treat basis. A detailed description of the trial can be found on www.clinicaltrials.gov (Identifier NCT 05506943).

In April 2025, we announced that the trial met its primary endpoint of ORR with a response rate of 17.1% for tovecimig in combination with paclitaxel, including one complete response, compared to 5.3% ORR for paclitaxel alone, with a p-value of 0.031.

The waterfall plot below depicts the best overall response for patients evaluated in the trial.

We expect to report additional top-line data from this study in April 2026, including progression-free survival and overall survival.

Phase 2 Trial of Tovecimig in CRC – United States

In January 2026, we presented data at ASCO GI from tovecimig’s Phase 2 monotherapy study in patients with advanced, metastatic CRC treated in the third- and fourth-line settings. Tovecimig demonstrated monotherapy activity, with an overall response rate of 5% (2 out of 40 patients), in heavily pre-treated patients, all of whom had previously been treated with bevacizumab (~51% had been treated with two or more prior rounds of bevacizumab). Tovecimig also demonstrated a DCR of 68% (27 out of 40), median PFS of 3.9 months and median OS of 10.2 months. Although DLL4 expression on colorectal tumors is a negative prognostic factor, the data indicate that patients with DLL4-positive tumors did better with tovecimig therapy than patients with DLL4-negative tumors.

Tovecimig’s safety profile was generally consistent with prior studies with hypertension as the most common treatment-emergent adverse event, all of which occurred in patients with a prior history of hypertension.

Additional Development Plans for Tovecimig

We are preparing for a Phase 2 basket study of tovecimig in a broader set of patients with DLL4+ cancers, potentially including gastric, ovarian, renal, hepatocellular, and colorectal cancers. We expect to initiate the study mid-2026 following a comprehensive analysis of the complete data set from the COMPANION-002 BTC trial.

In addition, we are developing a plan to study the combination of tovecimig with our novel bispecific checkpoint inhibitor, CTX-8371, and with other checkpoint inhibitors.

CTX-471 (CD137 or 4-1BB agonist antibody)

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

The CD137 antigenic site recognized by CTX-471 does not block the binding of CD137 ligand and is differentiated from the site recognized by CD137 antibodies from competitors. We designed the antibody using different backbones and chose to use a human IgG4 backbone for CTX-471 to enable engagement of Fc receptors FcɣRI and FcɣRIIb to facilitate CD137 cross-linking while avoiding binding to FcɣRIIIa and depletion of immune effector cells.

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

Phase 1 Clinical Trial of CTX-471

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

In the Phase 1a dose escalation, CTX-471 was observed to be generally well-tolerated in the Phase 1a stage of the trial. The dose-limiting toxicity was thrombocytopenia. Based on these results, 0.6 mg/kg was determined to be the maximum tolerated dose.

Phase 1b

In a Phase 1b monotherapy study, we evaluated CTX-471 in patients with solid tumors that had progressed after at least three months on an approved PD-1 or PD-L1 inhibitor. 60 patients with 17 different cancers were enrolled in the trial. Initial results reported from the study included five clinical responses, including a durable PR in a patient with SCLC that converted to a complete response (as confirmed by PET scan) and four additional PRs (three confirmed by RECIST 1.1 and one unconfirmed) in patients with melanoma (3 out of 11 patients) and mesothelioma (1 out of 4 patients). The ORR in the subset of patients with advanced melanoma was 27% (3 of 11). There have been nine SAEs related to CTX-471 in the dose expansion stage of the trial. All nine events resolved. Data were presented at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024.

The responses observed are described below:

●	Three PRs were observed in patients with metastatic melanoma among 11 patients with melanoma in the study. Two of the PRs were confirmed and one was unconfirmed by RECIST 1.1.

●	A PR was observed in a patient with mesothelioma and confirmed by RECIST 1.1.

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

Biomarker discovery

In November 2024, we presented novel biomarker data associated with CTX-471 at the 39th Society for Immunotherapy of Cancer (“SITC”) Annual Meeting demonstrating a correlation between the levels of neural cell adhesion molecule (“NCAM” or CD56) in baseline tumor cell biopsies and disease control in patients treated with CTX-471. To measure pharmacodynamic effects, comparisons were made between pre- and post-CTX-471 treatment. To survey response biomarkers, values from baseline samples obtained from patients with tumors showing complete or partial responses as well as stable disease were compared with tumors showing progressive disease. We hypothesize that NCAM facilitates responses to CTX-471 by enriching for activated NK cells expressing the CTX-471 target, CD137. The dataset shows these effects to be specific for NCAM expressing lymphocytes such as NK cells and is not observed in other lymphocyte subsets such as CD8 T cells. These findings are novel in a clinical setting and support potential use of NCAM as a selection marker.

Additional Development Plans for CTX-471

Based on the results of the monotherapy and combination arms of the Phase 1 trial, we plan to initiate a Phase 2 study of CTX-471 using NCAM as a biomarker in mid-2026.

CTX-8371 (PD-1 x PDL-1 Bispecific Antibody)

CTX-8371 is a bispecific antibody that binds to both PD-1 and PD-L1, the targets of well-known and widely used checkpoint inhibitor antibodies. Preclinical studies demonstrate that CTX-8371 has the ability to outperform PD-1 inhibitors, PD-L1 inhibitors, and combinations of the two to activate T-cells in in vitro assays. In mouse xenografts, treatment with CTX-8371 led to significantly greater tumor growth control and longer survival than treatment with a PD-1 inhibitor alone, a PD-L1 inhibitor alone or the combination of PD-1 and PD-L1 inhibitors.

CTX-8371 is a PD-1 x PD-L1 bispecific antibody

Overview of PD-1 and PD-L1 Checkpoint Inhibitors

PD-L1 is a surface protein that is overexpressed by over 35% of certain types of cancer, such as melanoma, hepatocellular carcinoma, CRC, and NSCLC. Binding of PD-L1 to its receptor, PD-1, on immune T-cells leads to suppression of cytotoxic CD8+ T-cells preventing immune attack of the tumor. Multiple inhibitors of PD-1 and PD-L1 have been approved as therapies for a broad range of tumors including melanoma, NSCLC, SCLC, head and neck squamous cell cancer, renal cell carcinoma, bladder cancer, gastric cancer, cervical cancer and other cancers with microsatellite instability or mismatch repair deficiency. While PD-1/PD-L1 checkpoint therapies have resulted in remarkable clinical efficacy across multiple cancer types, their efficacy, even in tumors with high immunogenicity, is limited to approximately 20% of patients. Nevertheless, aggregate sales for checkpoint therapies is currently estimated to be approximately $50 billion. There is no approved therapy that combines inhibition of both PD-1 and PD-L1 in the same molecule.

Discovery and Preclinical Activity for CTX-8371

The desire to improve the efficacy of PD-1/PD-L1 inhibitors has sparked multiple attempts to create bispecific antibodies in which one antigen binding site targets PD-1 or PD-L1 and the other targets immuno-oncology receptors such as CTLA-4, LAG-3 or CD137. In contrast to those bispecific efforts described by others that have focused on a single pair of antigen-binding domains at a time, we applied our StitchMabsTM technology in combination with our broad portfolio of selective antibodies to of immune targets across the innate and adaptive immune system to broadly screen for pairs of bispecific antigen-binding domains with the highest potential to generate antitumor activity.

We designed our combinatorial screen such that one antigen-binding domain was directed against PD-1, and the other selected from our library of candidate antibodies. We screened these bispecific constructs in T-cell activation assays in the presence of PD-L1 expressing cells. Our unbiased screening led us to an antibody that pairs a PD-1 binding domain and a PD-L1 binding domain. This novel bispecific antibody contributed to T-cell activation that outperformed the activation observed in response to treatment with only PD-1 antibodies. We designated CTX-8371 as the bispecific antibody we constructed using our common light chain antibodies having a PD-1 and PD-L1 antigen binding domain.

A PD-1 x PD-L1 bispecific antibody outperformed single PD-1 antibodies in a T-cell activation assay

The observation that the combination of a PD-1 and PD-L1 antibody into a bispecific antibody would be hundreds to thousands fold more potent in a T-cell activation assay than a PD-1 antibody alone was unexpected. A simple model would suggest that inhibiting either PD-1 or PD-L1 should have approximately equal effects in this assay and there would be no advantage to inhibiting both. Further investigation into the mechanism of CTX-8371 found that it led to T-cell activation through four synergistic mechanisms:

●	Dual checkpoint blocker: preventing PD-L1 to PD-1 binding, thus relieving the immunosuppressive PD-1 signal;

●	Cell engager: bridging the connection between the PD-L1 expressing tumor cell and the PD-1 expressing T-cell, potentially facilitating T-cell engagement and enhancement of effector function;

●	Downregulation of PD-1: triggering the cleavage of the extracellular domain of PD-1 receptors from the surface of T-cells resulting in the conversion of PD-1 positive T-cells into PD-1 negative; and

●

Indirect CD28 agonist: increasing the pool of free CD80 on tumor cells making it available to bind and activate the CD28 T-cell co-stimulatory receptor, thereby, sending a positive signal to the T-cell, which enhances its activation.

Differentiated mechanism of action of CTX-8371 drives enhanced T-cell activation

Phase 1 and Development Plans for CTX-8371

In the first quarter of 2024 we initiated a first-in-human Phase 1 study of CTX-8371 in patients with metastatic or locally advanced malignancies. This Phase 1 trial is a multiple ascending, dose escalation with five doses: 0.1, 0.3, 1.0, 3.0 and 10 mg/kg. The study includes patients who progressed while receiving an approved PD-1 or PD-L1 inhibitor. Other eligibility criteria include patients with metastatic or locally advanced melanoma, non-small cell lung cancer (“NSCLC”), head and neck cancer (“HNCC”), Hodgkin’s Lymphoma (“HL”) and triple negative breast cancer (“TNBC”).

In the Phase 1 dose-escalation study, CTX-8371 demonstrated 3 confirmed responses out of 15 patients, including patients with both solid tumor and hematologic malignancies: NSCLC, TNBC and HL. The patient with NSCLC achieved complete resolution of all measurable target tumor lesions, and the patient with TNBC achieved over 90% reduction in target tumor lesions. No dose limiting toxicities were observed at any dose level.

CT scans from the responding patient with NSCLC are below:

CT scans from the responding patient with TNBC are below:

Cohort expansions for CTX-8371 are now enrolling patients with TNBC (n=28) and NSCLC (n=28) with an expansion cohort in patients with HL (n=12) expected to begin shortly, all in the post-checkpoint inhibitor setting. Half of the patients with each tumor type will be dosed at 3.0 mg/kg and half will be dosed at 10.0 mg/kg. Initial data from these cohort expansions, as well as available data from the Phase 1 dose-escalation portion of the study, are expected to be presented at a major medical conference in the first half of 2026.

CTX-10726 (PD-1 x VEGF-A Bispecific Antibody)

CTX-10726 is a novel, tetravalent PD-1 x VEGF-A bispecific antibody that we discovered, engineered and developed at Compass. CTX-10726 is designed to synergistically deliver VEGF-A blockade and checkpoint inhibition, which is potentially applicable to multiple solid tumor indications.

CTX-10726 utilizes a fully human IgG1 with silenced Fc-γ receptor binding and demonstrates a highly stable structure with high affinity target binding. Based on preclinical studies, CTX-10726 exhibits several-fold more potent PD-1 blockade compared with publicly available data reported for other drugs in the class, and we believe this may be a key differentiator from comparable bispecifics.

The development of CTX-10726 was informed and accelerated by our experience with two of our clinical-stage assets: tovecimig, which contains a VEGF-A targeted component, and CTX-8371, which contains a PD-1 targeted component.

CTX-10726 is a PD-1 x VEGF-A bispecific antibody

In the first quarter 2026, we received FDA clearance for the IND for CTX-10726 and the Phase 1 study will be open for enrollment in Q1 2026. This Phase 1 multiple ascending dose-escalation study of CTX-10726 will include four doses (0.3, 1.0, 3.0, and 10.0 mg/kg) in a 3+3 format. The multi-center study will enroll patients with locally advanced, unresectable or metastatic malignancies, including renal cell carcinoma, gastroesophageal cancer, hepatocellular carcinoma, and endometrial cancer, in whom standard of care therapies have failed.

Discovery and Preclinical Activity for CTX-10726

CTX-10726 showed high-affinity binding to both human and cynomolgus monkey VEGF-A and PD-1. CTX-10726 effectively blocked VEGF-A/VEGFR2 and PD-1/PD-L1 interactions in a dose dependent manner and showed reduced engagement with Fcγ receptors, limiting off-target immune activation. Functionally, it significantly enhanced IFN-γ production in MLRs and tumor cell killing by activated PBMCs. In vivo, CTX-10726 outperformed benchmark biosimilar anti-VEGF or PD-1 antibodies in controlling tumor growth across multiple xenograft and syngeneic models.

The dual blockade of PD-1 and VEGF-A by CTX-10726 produced superior anti-tumor activity compared to anti-VEGF-A treatment or ivonescimab (****, P <0.0001, Two-way ANOVA), demonstrating enhanced in vivo potency in the following model:

Human NSCLC (HCC827) Xenografts

Treated with human PBMCs and indicated antibodies

Testing both PD-1 and VEGF-A targeting

License Agreements

Tovecimig (DLL4 X VEGF-A bispecific antibody)

Our wholly owned subsidiary Trigr Therapeutics, Inc. (“TRIGR”) and ABL Bio, a South Korean biotechnology company, entered into an exclusive global (excluding South Korea) license agreement (the “TRIGR License Agreement”) which granted TRIGR a license to ABL001 (renamed CTX-009 and subsequently tovecimig). Under the terms of the agreement, ABL Bio and TRIGR would jointly develop tovecimig, with ABL Bio responsible for development of tovecimig throughout the end of Phase 1 clinical trials and TRIGR responsible for the development of tovecimig from Phase 2 and onward.

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

CTX-471 (CD137 agonist antibody)

We entered into an amended and restated collaboration agreement with Adimab, LLC ("Adimab"), dated February 11, 2015. This agreement relates to our license from Adimab for certain antibodies for development and commercialization as biopharmaceutical products, including our acquired product candidate, CTX-471. We were granted an exclusive option to license and potentially acquire antibodies under the agreement, which we exercised with respect to CTX-471. We are required to make payments upon achievement of development milestones that, as of December 31, 2025, amounted to $3.5 million, of which we have already made $1.5 million in milestone payments, and we have additional potential payments due in the amount of $2.0 million. In addition, we are required to pay royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional application which matures into a granted patent. A U.S. patent also may be accorded a patent term adjustment ("PTA"), under certain circumstances to compensate for delays in obtaining the patent caused by the U.S. Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application. In addition, in the U.S., the term of a U.S. patent that covers an FDA approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the original expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Our patent estate includes patent applications with claims relating to our product candidates, methods of use and manufacturing processes, and claims for potential future products and developments. As of January 31, 2026, we have nearly 100 issued patents and patent applications pending in the United States and foreign jurisdictions relating to tovecimig, CTX-471, CTX-8371, CTX-10726, and other discovery and research programs. We have 7 patents issued in the United States and 23 issued patents in Taiwan, China, Eurasia, Japan, Korea, Malaysia, Singapore and New Zealand related to our CTX-471 program, and 3 patents issued in the United States, and 8 issued patents in China, Japan, Malaysia, Mexico, and Taiwan, related to our CTX-8371 program. We also have access to patents issued in Australia, Europe and the United States related to our antibody and display programs, as well as 27 patents issued in Australia, Canada, China, Europe, Japan, Korea, Russia and 2 in United States related to our tovecimig program.

More specifically, we have licensed 2 patent families with 2 issued patents in U.S. and 27 issued patents in foreign jurisdictions, related to our DLL4/VEGF antibody program including, but not limited to, our tovecimig therapeutic candidate. Patents in these patent families are generally expected to start to expire in 2033, subject to possible extension.

We own 4 pending patent families with 10 issued U.S. patents and issued patents in Taiwan, China, Eurasia, Israel, Japan, Korea, Malaysia, Mexico, Singapore, and New Zealand, 3 U.S. patent applications, and 35 patent applications in foreign jurisdictions, related to our CD137 agonist antibody therapeutic platform including, but not limited to, our CTX-471 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2038, subject to possible patent term extension.

We own 1 pending patent family with 3 issued U.S. patents, issued patents in China, Japan, Malaysia, Mexico, and Taiwan, 1 U.S. patent application, and 21 patent applications in foreign jurisdictions, related to our PD-1/PD-L1 bispecific antibody therapeutic platform including, but not limited to, our CTX-8371 therapeutic candidate. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own, or have an ownership interest in, 2 pending patent families with 1 issued patent in the U.S., 1 U.S. pending patent application and 2 patent applications in foreign jurisdictions, related to our CD277 discovery and research programs. Patents that grant from these patent families are generally expected to start to expire in 2039, subject to possible patent term extension.

We own 1 pending patent family with 1 issued U.S. patent and 1 patent application in foreign jurisdictions related to our antibody and display programs including, but not limited to, common light chains. Patents that grant from this patent family are generally expected to start to expire in 2039, subject to possible patent term extension.

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

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. We believe that our programs, including tovecimig, CTX-471, CTX-8371, CTX-10726, and our platform technologies, including our StitchMabsTM platform and our programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, but we also face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, including companies focused on cancer immunotherapies, such as AbbVie, Amgen, Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Eli Lilly, Genentech, Inc., GlaxoSmithKline PLC, Johnson & Johnson, Merck & Co., Inc., Merck KGaA, Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

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

Biliary tract cancers are aggressive gastrointestinal cancers that have a very poor prognosis. First line treatment of locally advanced or metastatic BTC includes the chemotherapy combination of gemcitabine and cisplatin, often with the addition of the PD-L1 inhibitor Imfinzi® (durvalumab) or PD-1 inhibitor Keytruda (pemrolizumab). In September of 2022, AstraZeneca received FDA approval of durvalumab in combination with gemcitabine/cisplatin for the first line treatment of BTC. In addition, Merck received FDA approval of pembrolizumab in combination with gemcitabine/cisplatin for the first line treatment of BTC in October of 2023. The only FDA approved therapies for second line treatment of BTC are targeted therapies that address specific tumor mutations or solid tumors that are microsatellite instability high. For example, in November 2024, Jazz Pharmaceuticals received FDA approval of Ziihera (zanidatamab-hrii) for previously treated, unresectable, or metastatic human epidermal growth factor receptor (“HER2”) positive (IHC 3+) biliary tract cancer, which may be beneficial to the small subset of patients in whom HER2 is amplified overexpressed. We believe that the combination of all targeted therapies are appropriately 10-15% of patients with BTC.

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

Sponsors of applicable clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information within specific timeframes for publication on www.clinicaltrials.gov. Sponsors also must disclose certain results of these clinical trials, although disclosure of results may be delayed until after the new product or new indication has been approved by the FDA. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs, as well as clinical trial design. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notifications of noncompliance, civil monetary penalties, and also prevent the non-compliant party from receiving future grant funds from the federal government.

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

Pediatric Trials and Exclusivity

A sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan ("PSP"), within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Generally, development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. Additionally, for molecularly targeted cancer drugs, beginning after February 3, 2029, the FDA may require testing of certain novel single ingredient or combination regimens to yield clinically meaningful pediatric study data that is gathered using appropriate formulations for each age group for which the study is required, including dosing, safety, and preliminary efficacy to inform potential pediatric labeling.

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted for a biologic, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for all formulations, dosage forms, and indications of the biologic, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric trials are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the BLA sponsor’s data.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of the product’s approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act ("Affordable Care Act"), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the Public Health Service Act (“PHSA”) attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPLs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

Employees and Human Capital

As of December 31, 2025, we had 39 employees, 25 of which were primarily engaged in research and development and clinical activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

As a company operating in a competitive industry, much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our founding in 2014, we have incurred significant net losses with an accumulated deficit of $431 million as of December 31, 2025. We have funded our operations to date primarily with proceeds from private placements of preferred and common equity, an underwritten public offering and a PIPE offering, as well as sales under our at-the-market offering program. Since commencing operations, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, identifying business development opportunities, raising capital, securing intellectual property rights related to our product candidates, conducting discovery, and research and development activities, including clinical development, for our product candidates.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity and debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. As of December 31, 2025, we had $209 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in, and progress of, our development activities, acquisitions of additional product candidates and changes in regulation.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, adverse event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP, for any clinical trials that we may conduct post-approval. Additionally, we will be required to build and validate interoperable electronic tracing systems to implement with future trading partners for any product candidates we may commercialize. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug and biological products. In particular, an approved product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, or off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. The FDA has issued guidance on the factors that it will consider in determining whether a firm’s product communication is consistent with the FDA-required labeling for that product, and those factors contain complexity and potential for overlap and misinterpretation. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal and administrative penalties. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. FDA must specify the conditions for any post-approval trials by the date of accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, clinical trial protocol and milestones – including the target date of trial completion. The FDA may also require, as appropriate, that certain confirmatory trials be underway prior to accelerated approval or within a specified time from the date of approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under the FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-marketing confirmatory trial or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, as a condition for accelerated approval pre-approval of promotional materials for products being considered for accelerated approval, unless otherwise informed by the FDA, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development, regulatory review or approval process, and receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which state and federal governments cover particular healthcare products and services and could limit the amounts that the federal and state governments will pay for healthcare products and services. For example, recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue. This could result in reduced demand for any product candidate or complementary or companion diagnostics we develop or could result in additional pricing pressures.

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

If we do not obtain patent term extension and data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("the Hatch-Waxman Act"). The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval or more than five years beyond the patent’s natural expiration date, only one patent may be extended per FDA-approved product, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control decisions the licensor or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another licensee in addition to our own product candidate, we may not be able to obtain that extension if the other licensee seeks and obtains that extension first. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

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

In December 2024, the U.S. Department of Justice issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United Stated Government-Related Data by Countries of Concern,” which became effective in April 2025. These regulations prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong). In the life sciences sector, the regulations prohibit investment agreements, employment agreements, vendor agreements, and other transactions involving human genomic data and biospecimens, except where necessary for specified exempt activities. Tracking and complying with these regulations may require significant time and expense.

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

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. Additionally, the FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to annually report upon the effectiveness of our internal control over financial reporting. When we reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify significant deficiencies and/or material weaknesses in our internal controls. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 audits, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of December 31, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 18% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company, meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We will continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is more than $700 million or (ii) our annual revenue is more than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is more than $250 million as of the prior June 30. Being a small reporting company allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("the Sarbanes-Oxley Act"), we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Risk Management and Strategy

We have implemented internal controls including regular risk assessments designed to address financial, operational and information technology (including cybersecurity) risks and controls across our organization. These assessments are overseen by our Head of IT and Chief Accounting Officer. We implement cybersecurity controls and procedures designed to address cyber risks and threats, supported by third-party technologies and security advisors and providers. We also provide cybersecurity awareness training to our employees during the onboarding process and periodically thereafter. In addition, we engage external third-party information security consultants to periodically conduct information security testing and assessments, and to evaluate our overarching information security program and specific incident response procedures. We also maintain a Cyber Incident Response Plan, which is overseen by our Head of IT and is designed to coordinate our response to information security incidents. Finally, we hold and maintain third-party insurance coverage for cybersecurity risks commensurate with industry standards for a company of our size and stage.

Cybersecurity Oversight

The Head of IT is responsible for implementing and maintaining the information security program. The Head of IT role is currently held by an individual who has more than 20 years of professional IT management experience and maintains a Global Information Assurance Certification. The Head of IT reports to our Chief Accounting Officer, who together are responsible for coordinating information security risk assessments and overseeing periodic testing of our cybersecurity controls. Our Chief Accounting Officer meets with the audit committee of our board of directors periodically for the audit committee to provide guidance on the prioritization of the risk remediation and ongoing implementation of cybersecurity improvements across our organization. We also engage an external auditing firm with information security expertise to conduct regular auditing, testing, and review of our information technology risks, processes, and operations.

Management also generally provides quarterly updates to the audit committee on cybersecurity and other information technology risks. We have implemented a process for the Head of IT and the Chief Accounting Officer to receive incident reports and report quarterly (and, if applicable, in the event of a cybersecurity incident), to our internal disclosure committee and the audit committee, as appropriate. Management presents to the entire board of directors on an annual basis, including any key findings identified in our cybersecurity assessments.

Item 2. Properties.

Our corporate headquarters is located at 80 Guest Street, Boston, Massachusetts, and consists of 29,836 square feet of office space and laboratory space pursuant to a lease agreement that expires in May 2031. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

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

As of February 20, 2026, there were approximately 90 stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We currently intend to retain future earnings, if any, to maintain and expand our operations. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2020 Stock Option and Incentive Plan (the “2020 Plan”) is the only equity incentive plan approved and adopted by our stockholders and provides for the issuance of shares of our common stock to our officers and other employees, directors and consultants. In addition, in December 2025 our board of directors adopted the Compass Therapeutics, Inc. 2025 Inducement Plan (the “Inducement Plan”) to enable us to grant equity awards to induce highly-qualified prospective employees to accept employment.

The following table presents information as of December 31, 2025 with respect to compensation plans or arrangements under which shares of our common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (000's)		Weighted-average exercise price of outstanding stock options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (000's)
Equity compensation plans approved by security holders	17,380	(1)	$3.13	(1)	5,265
Equity compensation plans not approved by security holders	—		—		4,000
Total	17,380		$3.13		9,265

(1)

Includes 1.0 million shares of common stock issuable (subject to vesting) with respect to restricted stock units granted pursuant to the 2020 Plan; 250 thousand at a grant date fair market value of $3.93 per share, 300 thousand at a grant date fair market value of $1.65 per share and 478 thousand at a grant date fair market value of $1.93 per share. This value is not included in the weighted average exercise price.

(2)

In December 2025, we adopted the Compass Therapeutics, Inc. 2025 Inducement Plan in accordance with Nasdaq Listing Rule 5635(c)(4). There were no issues from this plan as of December 31, 2025. On January 1, 2026, a total of two million options were granted as part of the Inducement Plan to two new officers.

On January 1, 2026, an additional 7.1 million shares became available for issuance for a total of 12.4 million shares available for future issuance under equity compensation plans approved by security holders. For further description of the equity compensation plans, see Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple critical biological pathways required for an effective anti-tumor response. These include modulation of the microvasculature via angiogenesis-targeted agents, induction of a potent immune response via activators on effector cells in the tumor microenvironment, and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development and commercialization as both standalone therapies and in combination with proprietary pipeline antibodies based on supportive clinical and nonclinical data.

Financial Overview

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of equity securities of $568 million through December 31, 2025.

We have incurred significant operating losses since inception. We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $66 million and $49 million for the years ended December 31, 2025 and 2024, respectively, and as of December 31, 2025, we had an accumulated deficit of $431 million. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of December 31, 2025, we had $209 million in cash, cash equivalents and marketable securities. Based on our research and development plans, we expect that these cash resources will enable us to fund our operating expenses and capital expenditures requirements into 2028. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

At-The-Market (“ATM”) Offering

In 2025, there were no issuances of common stock through our Open Market Sale AgreementSM with Jefferies LLC (“Jefferies ATM Agreement”). In December 2025, we entered into a Sales Agreement for our ATM offering with Leerink Partners LLC and Cantor Fitzgerald & Co and the prior Jefferies ATM Agreement was terminated.

In the first quarter of 2024, we sold, through our Jefferies ATM Agreement, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

Underwritten Offering

On August 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Piper Sandler & Co., and Guggenheim Securities, LLC, as representatives (the “Representatives”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of (a) 33,290,000 shares (the “Firm Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), at a price to the public of $3.00 per share, and (b) pre-funded warrants to purchase up to 6,710,000 shares of the Company’s Common Stock (the “Pre-Funded Warrants”), at a price to the public of $2.9999 per warrant with an exercise price of $0.0001 per share (the “Offering”). Pursuant to the Underwriting Agreement, the Company granted the underwriters a 30-day option, which the underwriters exercised, to purchase up to an additional 6,000,000 shares of its Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Shares”) at the public offering price, less underwriting discounts and commissions. The Company received aggregate net proceeds of $129.3 million, after deducting underwriting discounts and commissions of $8.3 million and other offering costs of $0.4 million.

The 2025 Pre-Funded Warrants were determined to be equity classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. As of December 31, 2025, all of the 2025 Pre-Funded Warrants remain outstanding.

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

Components of Results of Operations

Research and development

Research and development expenses consist primarily of costs incurred in connection with the development of our clinical product candidates, tovecimig, CTX-471, CTX-8371 and CTX-10726, as well as unrelated preclinical and discovery program expenses. We expense research and development costs as incurred. These expenses include:

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

Other income

In 2025 and 2024, the only component of other income was interest income from cash deposits and marketable securities.

Income taxes

We are organized as a Delaware corporation and treated as a c-corporation for federal and state income taxes. Our wholly-owned subsidiaries are included in the consolidated corporate tax return. Prior to the Merger in 2020, we were established as a Delaware limited liability company, and the business that was acquired in the Merger was treated as a partnership for income tax reporting purposes; therefore, federal and state income taxes were the responsibility of its individual members. As such, no federal or state income taxes related to the limited liability company were recorded in our consolidated financial statements. All such taxes have been recorded in our financial statements. As of December 31, 2025 we recorded a deferred tax asset of $79.2 million primarily related to a net operating loss carryforward, section 174 capitalization, research and development tax credit carryforward, and capitalized licensing fees. The asset has a corresponding fully deferred tax valuation allowance. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. See Note 14 to our consolidated financial statements appearing in this Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes the results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(000's)
Licensing revenue	$—	$850	$(850)
Operating expenses:
Research and development	55,969	42,342	13,627
General and administrative	16,870	15,133	1,737
Total operating expenses	72,839	57,475	15,364
Loss from operations	(72,839)	(56,625)	(15,364)
Other income	6,350	7,250	(900)
Net loss	$(66,489)	$(49,375)	$(16,264)

Licensing revenue

There was no licensing revenue for the year ended December 31, 2025. Licensing revenue was $850 thousand for the year ended December 31, 2024. The licensing revenue consisted of a $1 million milestone payment from Elpiscience for completing a Phase 1 trial in China. This license revenue is reported net of a 15% sublicense royalty due to ABL Bio (see Note 11 of the consolidated financial statements appearing in this Form 10-K for further information on this sublicense agreement).

Research and development expenses

Research and development expenses increased by $13.6 million from $42.3 million in 2024 to $56.0 million in 2025. This increase was primarily attributable to an increase of $14.2 million of manufacturing expenses related to tovecimig and CTX-10726.

We track supplies, outsourced development, personnel costs and other research and development costs of specific programs. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below:

	Year Ended December 31,
	2025	2024	Change
	(000's)
tovecimig	$25,259	$27,938	$(2,679)
CTX-471	8,248	4,863	3,385
CTX-8371	4,781	3,473	1,308
CTX-10726	10,216	—	10,216
Other research and development expenses	7,465	6,068	1,397
Total research and development expenses	$55,969	$42,342	$13,627

General and administrative expenses

General and administrative expenses increased by $1.7 million from $15.1 million in 2024 to $16.9 million in 2025. The increase was primarily attributable to commercialization expenses of approximately $0.7 million and $0.5 million of advisory fees. We anticipate that our general and administrative expenses will increase in the future as we expand our commercial operations and to support our growing research and development efforts.

Other income

Other income consists only of interest income which decreased by $0.9 million from $7.3 million in 2024 to $6.4 million in 2025.

Income tax expense

We did not have income tax expense in 2025 or 2024.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We have funded our operations primarily with proceeds from multiple equity financings. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $209 million.

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

On August 1, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, which has since been terminated.

On December 2, 2022, we filed an S-3 registration statement which was declared effective by the SEC on January 20, 2023, for the shares issued through the PIPE offering.

On August 30, 2024, we filed an S-3 registration statement which was declared effective by the SEC on September 6, 2024. This registration statement includes (i) a base prospectus that covers the offering, issuance and sale by us of up to $300 million of our common stock, preferred stock, debt securities, warrants and/or units and (ii) a sale agreement prospectus supplement that covers the offer and sale, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $55 million pursuant to our Open Market Sale AgreementSM with Jefferies LLC.

On December 30, 2025, we filed an S-3 registration statement which was declared effective by the SEC on January 7, 2026. This registration statement includes (i) a base prospectus that covers the offering, issuance and sale by us of up to $400 million of our common stock, preferred stock, debt securities, warrants and/or units and (ii) a sale agreement prospectus supplement that covers the offer and sale, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100 million pursuant to our Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co. The prior Open Market Sale AgreementSM with Jefferies LLC was terminated as part of this filing.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024
	(000's)
Cash used in operating activities	$(49,143)	$(44,855)
Cash (used in) provided by investing activities	(93,306)	46,772
Cash provided by financing activities	129,609	17,338
Net (decrease) increase in cash and cash equivalents	$(12,840)	$19,255

Operating Activities

During the year ended December 31, 2025, we used $49.1 million of cash in operating activities, resulting from our net loss of $66.5 million and the change in operating assets and liabilities of $9.2 million and non-cash charges of $8.2 million. Our non-cash charges primarily consisted of stock-based compensation expense of $8.4 million.

During the year ended December 31, 2024, we used $44.9 million of cash in operating activities, resulting from our net loss of $49.4 million and the change in operating assets and liabilities of $4.1 million, offset by non-cash charges of $8.7 million. Our non-cash charges primarily consisted of stock-based compensation expense of $8.6 million.

Investing Activities

During the year ended December 31, 2025, cash used in investing activities was $93.3 million, which was primarily attributed to the net purchases of marketable securities of $93.3 million. During the year ended December 31, 2024, cash provided by investing activities was $46.8 million, which was primarily attributed to the net proceeds from the sale of marketable securities of $46.8 million.

Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $129.6 million. This was primarily from the issuance of stock through an underwritten stock offering for net proceeds of $129.4 million. During the year ended December 31, 2024, cash provided by financing activities was $17.3 million. This was primarily from the issuance of stock pursuant to our ATM program for net proceeds of $17.6 million.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development of our product candidates, commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period (000's)(2)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)	$11,623	$1,525	$4,453	$4,650	$995

(1)	Reflects payments due for our leases of office and laboratory space in Boston, Massachusetts under an operating lease agreement that expires in May 2031.

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

Stock Awards and Unit-Based Compensation

The following table summarizes stock awards and unit-based compensation expense:

	Year Ended December 31,
	2025	2024
	(000's)
Research and development	$3,346	$2,971
General and administrative	5,022	5,589
Total	$8,368	$8,560

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

Item 8. Financial Statements and Supplementary Data.

COMPASS THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Compass Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since March 2020.

Melville, New York

March 5, 2026

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value per share data)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$30,643	$43,483
Marketable securities	178,263	83,239
Prepaid expenses and other current assets	913	6,029
Total current assets	209,819	132,751
Property and equipment, net	102	353
Operating lease, right-of-use ("ROU") asset	9,099	6,731
Restricted cash	568	568
Total assets	$219,588	$140,403
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,585	$2,249
Accrued expenses	11,383	6,287
Operating lease obligations, current portion	1,000	338
Total current liabilities	13,968	8,874
Operating lease obligations, net of current portion	8,829	6,296
Total liabilities	22,797	15,170

Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 178,324 shares issued and outstanding at December 31, 2025; 137,820 shares issued and outstanding at December 31, 2024	18	14
Additional paid-in-capital	627,665	489,692
Accumulated other comprehensive income	280	210
Accumulated deficit	(431,172)	(364,683)
Total stockholders' equity	196,791	125,233
Total liabilities and stockholders' equity	$219,588	$140,403

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Licensing revenue	$—	$850
Operating expenses:
Research and development	55,969	42,342
General and administrative	16,870	15,133
Total operating expenses	72,839	57,475
Loss from operations	(72,839)	(56,625)
Interest Income	6,350	7,250
Net loss	$(66,489)	$(49,375)
Net loss per share - basic and diluted	$(0.42)	$(0.36)
Basic and diluted weighted average shares outstanding	157,695	137,384

Other comprehensive loss:
Net loss	$(66,489)	$(49,375)
Unrealized gain on marketable securities	70	173
Comprehensive loss	$(66,419)	$(49,202)

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	127,668	$13	$463,796	$37	$(315,308)	$148,538
Common stock issued in ATM offering, net of costs of $0.5million	9,790	1	17,568	—	—	17,569
Stock-based awards, net of tax remittance	362	—	(232)	—	—	(232)
Stock-based compensation	—	—	8,560	—	—	8,560
Unrealized gain on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(49,375)	(49,375)
Balance at December 31, 2024	137,820	14	$489,692	$210	$(364,683)	$125,233
Common stock and warrants issued, net of costs of $8.6 million	39,290	$4	$129,357	$—	$—	$129,361
Common stock issued upon exercise of options	545	—	1,275	—	—	1,275
Stock-based awards, net of tax remittance	669	—	(1,027)	—	—	(1,027)
Stock-based compensation	—	—	8,368	—	—	8,368
Unrealized gain on marketable securities	—	—	—	70	—	70
Net loss	—	—	—	—	(66,489)	(66,489)
Balance at December 31, 2025	178,324	$18	$627,665	$280	$(431,172)	$196,791

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(66,489)	$(49,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	589
Stock-based compensation	8,368	8,560
Amortization of premium and discount on marketable securities	(1,673)	(1,651)
ROU asset amortization	1,196	1,164
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,116	(4,857)
Accounts payable	(664)	(1,841)
Accrued expenses	5,096	3,773
Operating lease liability	(369)	(1,217)
Net cash used in operating activities	(49,143)	(44,855)
Cash flows from investing activities:
Purchases of marketable securities	(194,557)	(88,158)
Proceeds from sale or maturities of marketable securities	101,276	134,974
Purchases of property and equipment	(25)	(44)
Net cash (used in) provided by in investing activities	(93,306)	46,772
Cash flows from financing activities:
Proceeds from issuance of common stock	137,999	18,113
Issuance costs from issuance of common stock	(8,638)	(543)
Proceeds from exercise of stock options	1,275	—
Taxes paid related to net shares settlement of RSUs	(1,027)	(232)
Net cash provided by financing activities	129,609	17,338
Net change in cash, cash equivalents and restricted cash	(12,840)	19,255
Cash, cash equivalents and restricted cash at beginning of year	44,051	24,228
Cash, cash equivalents and restricted cash at end of year	$31,211	$44,051
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$30,643	$43,483
Restricted cash	568	568
Total cash, cash equivalents and restricted cash	$31,211	$44,051
Supplemental disclosure of cash flow information
Unrealized gain on marketable securities	$70	$173

The accompanying notes are an integral part of these consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

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

Since its inception, the Company has funded its operations primarily with proceeds from the sale of its equity securities. The Company has incurred recurring losses since its inception and had an accumulated deficit of $431 million on December 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into 2028. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Compass Therapeutics, Inc., and its wholly-owned subsidiaries, including Compass Therapeutics LLC, Compass Therapeutics Advisors Inc., Trigr Therapeutics, Inc., Compass Acquisition Company, LLC, and Compass Therapeutics Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds or commercial paper. Cash equivalents are stated at cost, which approximates market value. Cash and cash equivalents were $30.6 million and $43.5 million on December 31, 2025 and 2024, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and right-of-use (“ROU”) assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in the consolidated statements of operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

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

The following potentially dilutive securities outstanding as of December 31, 2025 and 2024 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
	(000's)
Restricted stock units	1,028	3,766
Stock options	16,352	14,062
Total	17,380	17,828

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

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which amends existing income statement disclosure guidance, primarily requiring more detailed disclosure for expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments can be applied on either a prospective or retroactive basis. We are currently evaluating the ASU to determine its impact on our disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities, with early adoption permitted. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements. See Note 14 for additional disclosures.

4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2025 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$86,636	$—	$86,636
Certificates of deposit	—	14,960	—	14,960
Commercial paper	68,977	—	—	68,977
U.S. government treasuries	1,664	—	—	1,664
Asset-backed securities	—	6,026	—	6,026
Money market funds (cash equivalents)	8,383	—	—	8,383
Total assets	$79,024	$107,622	$—	$186,646

	Fair Value Measurements as of December 31, 2024 (000's):
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets
Corporate bonds	$—	$44,963	$—	$44,963
Certificates of deposit	—	15,269	—	15,269
Commercial paper	12,084	—	—	12,084
U.S. government treasuries	4,399	—	—	4,399
Asset-backed securities	—	6,524	—	6,524
Money market funds (cash equivalents)	23,880	—	—	23,880
Total assets	$40,363	$66,756	$—	$107,119

5.	Marketable Securities

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

The following tables summarize marketable securities held at December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements as of December 31, 2025 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$86,417	$223	$(4)	$86,636
Certificates of deposit	14,950	10	—	14,960
Commercial paper	68,943	34	—	68,977
Asset-backed securities	6,010	16	—	6,026
U.S. government treasuries	1,663	1	—	1,664
Total assets	$177,983	$284	$(4)	$178,263

	Fair Value Measurements as of December 31, 2024 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$44,794	$175	$(6)	$44,963
Certificates of deposit	15,262	8	(1)	15,269
Commercial paper	12,081	5	(2)	12,084
Asset-backed securities	6,484	40	—	6,524
U.S. government treasuries	4,408	2	(11)	4,399
Total assets	$83,029	$230	$(20)	$83,239

	As of December 31,
	2025	2024
Maturing in one year or less	126,119	56,386
Maturing after one year through two years	52,144	26,853
Total	$178,263	$83,239

6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2025	2024
	(000's)
Equipment	$4,741	$4,716
Furniture and fixtures	22	22
Leasehold improvements	1,612	1,612
Software	364	364
Total property and equipment–at cost	6,739	6,714
Less: Accumulated depreciation and amortization	(6,637)	(6,361)
Property and equipment, net	$102	$353

Total depreciation and amortization expense for years ended December 31, 2025 and 2024, was $0.3 million and $0.6 million, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
	(000's)
Project expenses	$8,217	$2,873
Compensation and benefits	2,682	2,793
Other	484	621
Total accrued expenses	$11,383	$6,287

Project expenses in 2025 were primarily made up of $7.9 million of accrued manufacturing expenses related to tovecimig and CTX-10726. Project expenses in 2024 were primarily made up of $2.6 million of accrued manufacturing expenses related to minimum contractual obligations.

8.	Stockholders’ Equity

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

The 2025 Pre-Funded Warrants were determined to be equity classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. As of December 31, 2025, all of the 2025 Pre-Funded Warrants remain outstanding.

In the first quarter of 2024, the Company sold through its Jefferies ATM Agreement, 9,790,577 shares of common stock at an average price of $1.85 for total proceeds of $18.1 million and net proceeds of $17.6 million.

9.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2025 and 2024 was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
	(000's)
Research and development	$3,346	$2,971
General and administrative	5,022	5,589
Total	$8,368	$8,560

2020 Stock Option and Incentive Plan

In June 2020, the Company’s board of directors adopted the 2020 Plan and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by the lesser of 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such number of shares as determined by the plan administrator no later than the immediately preceding December 31. As of December 31, 2025, 5.3 million shares remain available for future grant. On January 1, 2026, an additional 7.1 million shares became available for issuance based on 4% of the outstanding shares of common stock, for a total of 12.4 million shares available for issuance.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan:

	Options (000's)	Weighted Average Exercise Price Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2023	7,876	$3.81	8.05	$11
Granted	6,193	$1.58	7.10	$—
Exercised	—	$—	—	$—
Forfeited/cancelled	(7)	$3.04	—	$—
Outstanding at December 31, 2024	14,062	$2.83	6.23	$579
Granted	4,777	$3.63	8.76	$2
Exercised	(545)	$2.34	—	$1,214
Forfeited/cancelled	(1,942)	$2.40	—	$2,341
Outstanding at December 31, 2025	16,352	$3.13	6.69	$36,614
Vested at December 31, 2025	9,513	$3.38	5.24	$18,932

For the year ended December 31, 2025, the weighted average grant date fair value for options granted was $2.69. The aggregate intrinsic value for options vested and outstanding as of December 31, 2025 and 2024 was $36.6 million and $579 thousand, respectively. As of December 31, 2025, the unrecognized compensation cost related to outstanding options was $13.7 million, expected to be recognized over a weighted average period of approximately 1.4 years.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.0	6.0
Risk-free rate	4.26%	3.92%
Expected volatility	86%	81%

RSUs:

The following table summarizes the RSU activity for the 2020 Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value (000's)
Unvested, December 31, 2023	1,500	$3.83	$5,745
Granted	2,791	1.89	5,275
Vested	(525)	3.87	(2,032)
Forfeited or canceled	—	—	—
Unvested, December 31, 2024	3,766	$2.41	$9,076
Granted	—	$—	$—
Vested	(1,073)	2.59	(2,779)
Forfeited or canceled	(1,665)	2.34	(3,896)
Unvested, December 31, 2025	1,028	$2.33	$2,395

Weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of December 31, 2025, remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $1.6 million, which is expected to be recognized over a weighted average period of 1.2 years. As of December 31, 2025, the total unrecognized compensation cost from all plans to be recognized in future periods totaled approximately $15.3 million.

2025 Inducement Plan

In December 2025, the Company’s board of directors adopted the Compass Therapeutics, Inc. 2025 Inducement Plan (the “Inducement Plan”). The purpose of the Inducement Plan is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees to accept employment and provide them with a proprietary interest in the Company. The Company intends that the Inducement Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Marketplace Rules of The NASDAQ Stock Market LLC. The maximum number of shares of Stock reserved and available for issuance under the Inducement Plan is four million shares. As of December 31, 2025, no equity had been granted or outstanding with the Inducement Plan. On January 1, 2026, a total of two million options were granted as part of the Inducement Plan to two new officers as a material inducement for those officers to join the Company.

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

 During the year ended December 31, 2025, basic and diluted weighted-average number of shares outstanding were 157.7 million and included pre-funded warrants to purchase 6,710,000 shares of common stock with an exercise price of $0.0001 per share. During the year ended December 31, 2024, basic and diluted weighted-average number of shares outstanding were 137.4 million.

 The computation of diluted net loss per share for the year ended December 31, 2025 excluded 17.4 million shares subject to outstanding stock options and restricted stock units because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the year ended December 31, 2024 excluded 17.8 million shares, subject to outstanding stock options and restricted stock because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2025 and 2024, as they would be antidilutive:

	December 31,
	2025	2024

Stock options	16,352,430	14,061,604
Restricted stock units	1,028,125	3,765,625

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during 2025. As of December 31, 2025, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

The terms of the Facility lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that commenced in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for new operating lease liabilities due to the lease modification were $9.9 million for a total right-of-use assets as of December 31, 2025 of $9.1 million. The remaining lease term of the Facility lease is 5.4 years as of December 31, 2025. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $1.3 million and $1.1 million for the years ending December 31, 2025 and 2024, respectively. Cash paid for this lease was $0.8 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the consolidated balance sheets:

(000's)
Years ending December 31,
2026	$1,525
2027	2,204
2028	2,249
2029	2,294
2030	2,356
Thereafter	995
Total minimum lease payments	11,623
Less: amount of lease payments representing interest	(1,794)
Present value of future minimum lease payments	9,829
Less: operating lease obligations, current portion	(1,000)
Operating lease obligations, long-term portion	$8,829

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. Since January 1, 2020, the Company has been matching employee contributions to the plan up to 4% of salary. On July 1, 2023, the Company increased the employee matching contribution from 4% to 6%. The Company made matching contributions of $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

13.	Other income

Other income consisted of interest income from investments on marketable securities of $6.4 million and $7.3 million for the years ended December 31, 2025 and 2024, respectively.

14.	Income Taxes

The Company had no income tax for the years ended December 31, 2025 and 2024.

‐The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	December 31,
	2025		2024
Federal statutory rate	$(13,963)	21.0%	$(10,368)	21.0%
Adjustment resulting from the tax effect of:
State and local income tax, net of federal (national) income tax effect	(4,416)	6.6%	(3,454)	7.0%
Foreign Tax Effects	-	0.0%	-	0.0%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%	-	0.0%
Effect of cross-border tax laws	-	0.0%	-	0.0%
Tax Credits
Research and development tax credits	(2,045)	3.1%	(2,864)	5.8%
Changes in valuation allowance	19,744	-29.8%	15,778	-32.0%
Nontaxable or nondeductible items
Stock compensation & other nondeductible expenses	680	-0.9%	532	-1.1%
Changes in unrecognized tax benefits	-	0.0%	-	0.0%
Other	-	0.0%	376	-0.7%
Effective income tax rate	$-	0.0%	$-	0.0%

In 2025, state and local income taxes in Massachusetts comprise the state and local income taxes category. The company had no federal or state income tax payments or refunds for the years ended December 31, 2025 and December 31, 2024. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $79.2 million and $59.5 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has U.S. federal and state net operating loss carryforwards (“NOLs”) of $200.4 million and $206.7 million, respectively. As of December 31, 2025, the Company has federal and state research and development credit carryforwards (“R&D credits”) of $9.3 million and $2.5 million, respectively. For income tax purposes, federal NOLs will not expire since they were generated after 2017 and federal R&D credits will begin expiring in 2039. For income tax purposes, state NOLs and state R&D credits will begin to expire in 2040 and 2031, respectively.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized with a half-year convention over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The One Big Beautiful Bill Act (“OBBBA”) enacted in 2025 allows for current deductibility of domestic R&D costs and immediate deduction for previously capitalized costs for certain taxpayers retroactive to 2024. The Company elected to take the deduction in 2024.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions, and as such, no related interest or penalties have been recorded in the statements of operations and comprehensive loss. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2025 will remain subject to examination until the respective tax year is closed. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2025.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets	(000's)
Federal net operating loss carryforwards	$42,075	$16,775
State net operating loss carryforwards	13,063	5,063
Research and development credits	11,297	9,252
Section 174 Capitalization	6,015	22,724
Share-based compensation	5,001	3,922
Lease liabilities	2,685	1,812
Capitalized licensing fees	1,266	1,375
Other	406	494
Subtotal	81,808	61,417
Less valuation allowance	(79,245)	(59,521)
Deferred tax assets, net of valuation allowance	2,563	1,896

Deferred tax liabilities
Right-of-use assets	(2,486)	(1,839)
Other	(77)	(57)
Net deferred tax assets	$—	$—

15.	Segment Information

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

	Year Ended December 31,
	2025	2024
	(000's)
Licensing revenue	$—	$850

Personnel	11,935	9,918
General	4,616	3,965
Tovecimig	23,680	23,177
CTX-471	4,183	2,879
CTX-8371	3,355	2,403
CTX-10726	8,200	—
Research and development	55,969	42,342
Personnel	10,236	10,472
General	6,634	4,661
General and administrative	16,870	15,133
Other income	6,350	7,250
Net loss	$(66,489)	$(49,375)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer, our principal financial officer and our principal accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC"), with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except to the extent provided below, the information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

2025 Inducement Plan

In December 2025, our board of directors adopted the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and dividend equivalent rights with respect to an aggregate of 4,000,000 shares of common stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously employed by us or our affiliates in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

The Inducement Plan provides that in the event of a merger, consolidation, reorganization, substantial asset sale, stock sale or similar event affecting the Company in which the owners of the Company’s outstanding voting power prior to such event do not own at least a majority of the voting power of the successor or surviving entity (in each case, a “Sale Event”), to the extent that awards are not assumed, continued or substituted by the successor entity, the Inducement Plan and all outstanding awards will terminate. In such case, except as may otherwise be provided in the relevant award certificate, all options and stock appreciation rights granted thereunder with time-based vesting conditions or restrictions that are not vested and/or exercisable immediately prior to the effective time of the Sale Event shall become fully vested and exercisable as of the effective time of the Sale Event, all other outstanding awards granted thereunder with time-based vesting, conditions, or restrictions shall become fully vested and exercisable or nonforfeitable as of the effective time of the Sale Event, and all outstanding awards granted thereunder with conditions and restrictions relating to the attainment of performance goals may become vested and exercisable or nonforfeitable in connection with a Sale Event in the Administrator’s discretion or to the extent specified in the relevant award certificate.

If the Inducement Plan and outstanding awards terminate, each holder of an outstanding stock option or stock appreciation right may receive a payment, in cash or in kind, from the Company equal to the excess of the consideration payable per share in the Sale Event over the applicable exercise price, multiplied by the number of shares of Common Stock then exercisable under the stock option or stock appreciation right (to the extent then exercisable at prices not exceeding such consideration payable per share) or be permitted to exercise their stock option or stock appreciation right (to the extent exercisable) for a period of time prior to the termination of the Inducement Plan, as determined by the Administrator. Stock options or stock appreciation rights with exercise prices equal to or greater than the consideration payable per share in the Sale Event may be cancelled for no consideration. The Company shall also have the option to make or provide for payment, in cash or in kind, to grantee holding other awards in an amount equal to the sale price multiplied by the number of vested shares of Common Stock underlying such awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 19, 2020)

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 13, 2025).

10.1#	2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.2#	2020 Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.3#	Form of Indemnification Agreement (directors) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.4#	Form of Indemnification Agreement (executive officers) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.5#	Form of Pre-Merger Indemnification Agreement (directors and executive officers) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

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

Amended and Restated Collaboration Agreement, dated February 11, 2015, by and between Adimab LLC and Kairos Biologics Foundation LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

10.9

Sublease Agreement, effective as of December 1, 2020, by and between Roche Diagnostic Operations, Inc. and Compass Therapeutics, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021)

10.10

Lease Agreement, effective as of September 27, 2024, by and between ICE BOX, LLC and Compass Therapeutics, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.11#

Employment Agreement between Compass Therapeutics, Inc. and Thomas J. Schuetz, M.D., Ph.D., dated January 8, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 21, 2024)

10.12#

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

10.16*	Compass Therapeutics, Inc. 2025 Inducement Plan

10.17*	Employment Agreement between Compass Therapeutics, Inc. and Arjun Prasad, dated January 1, 2026

10.18*	Employment Agreement between Compass Therapeutics, Inc. and Cynthia Sirard, dated January 1, 2026

19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on February 27, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020)

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Registrant’s Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on March 21, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Compass Therapeutics, Inc.

Date: March 5, 2026	By:	/s/ Thomas Schuetz
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

Name	Title	Date

/s/ Thomas J. Schuetz	Chief Executive Officer and Vice Chair of the Board (Principal Executive Officer)	March 5, 2026
Thomas J. Schuetz

/s/ Barry Shin	Chief Financial Officer (Principal Financial Officer)	March 5, 2026
Barry Shin

/s/ Neil Lerner	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2026
Neil Lerner

/s/ Carl L. Gordon	Chair of the Board	March 5, 2026
Carl L. Gordon

/s/ Phil Ferneau	Director	March 5, 2026
Phil Ferneau

/s/ Mary Ann Gray	Director	March 5, 2026
Mary Ann Gray

/s/ Ellen Chiniara	Director	March 5, 2026
Ellen Chiniara

/s/ James Boylan	Director	March 5, 2026
James Boylan

/s/ Richard Lindahl	Director	March 5, 2026
Richard Lindahl