Form 10-Q
period 2026-03-31
Compass Therapeutics, Inc.
filed 2026-05-05
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 180,087,915 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2026 (unaudited)	December 31, 2025 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$55,168	$30,643
Marketable securities	139,519	178,263
Prepaid expenses and other current assets	1,000	913
Total current assets	195,687	209,819
Property and equipment, net	169	102
Operating lease, right-of-use ("ROU") asset	8,746	9,099
Restricted cash	568	568
Total assets	$205,170	$219,588
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$906	$1,585
Accrued expenses	8,000	11,383
Operating lease obligations, current portion	1,373	1,000
Total current liabilities	10,279	13,968
Operating lease obligations, long-term portion	8,418	8,829
Total liabilities	18,697	22,797
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 180,088 and 178,324 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18	18
Additional paid-in-capital	636,103	627,665
Accumulated other comprehensive income (loss)	(159)	280
Accumulated deficit	(449,489)	(431,172)
Total stockholders' equity	186,473	196,791
Total liabilities and stockholders' equity	$205,170	$219,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$13,390	$13,054
General and administrative	6,909	4,912
Total operating expenses	20,299	17,966
Loss from operations	(20,299)	(17,966)
Interest income	1,982	1,333
Net loss	$(18,317)	$(16,633)
Net loss per share - basic and diluted	$(0.10)	$(0.12)
Basic and diluted weighted average shares outstanding	186,400	138,236

Other comprehensive loss:
Net loss	$(18,317)	$(16,633)
Unrealized loss on marketable securities	(439)	(20)
Comprehensive loss	$(18,756)	$(16,653)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	178,324	$18	$627,665	$280	$(431,172)	$196,791
Common stock issued upon exercise of options	1,563	—	3,854	—	—	3,854
Stock-based awards, net of tax remittance	201	—	(489)	—	—	(489)
Stock-based compensation	—	—	5,073	—	—	5,073
Unrealized loss on marketable securities	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(18,317)	(18,317)
Balance at March 31, 2026	180,088	$18	$636,103	$(159)	$(449,489)	$186,473

Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233
Stock-based awards, net of tax remittance	462	—	(815)	—	—	(815)
Stock-based compensation	—	—	2,514	—	—	2,514
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,633)	(16,633)
Balance at March 31, 2025	138,282	$14	$491,391	$190	$(381,316)	$110,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,317)	$(16,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	140
Share-based compensation	5,073	2,514
Amortization of premium and discount on marketable securities	(206)	26
ROU asset amortization	353	224
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87)	(5,481)
Accounts payable	(679)	(672)
Accrued expenses	(3,383)	6,927
Operating lease liability	(38)	(253)
Net cash used in operating activities	(17,269)	(13,208)
Cash flows from investing activities:
Purchase of property and equipment	(82)	(18)
Purchases of marketable securities	(44,815)	(24,832)
Proceeds from sale or maturities of marketable securities	83,326	36,438
Net cash provided by investing activities	38,429	11,588
Cash flows from financing activities:
Proceeds from exercise of common stock	3,854	—
Taxes paid related to net shares settlement of RSUs	(489)	(815)
Net cash provided by (used in) financing activities	3,365	(815)
Net change in cash, cash equivalents and restricted cash	24,525	(2,435)
Cash, cash equivalents and restricted cash at beginning of period	31,211	44,051
Cash, cash equivalents and restricted cash at end of period	$55,736	$41,616
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$55,168	$41,048
Restricted cash	568	$568
Total cash, cash equivalents and restricted cash	$55,736	$41,616
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$439	$20

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2026 and its consolidated results of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The unaudited condensed consolidated financial statements include the accounts of Compass Therapeutics, Inc. and its subsidiaries, and have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).

Liquidity

Since inception, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, research and development activities, building intellectual property portfolio and providing general and administrative support for these operations. The Company has funded its operations with proceeds from the sale of equity securities and borrowing from debt arrangements. Through March 31, 2026, the Company has received $568 million in gross proceeds from the sale of equity securities. As of March 31, 2026, the total of cash, cash equivalents and marketable securities was $195 million. Based on research and development plans, the Company expects such cash resources will fund operating expenses and capital expenditure requirements into 2028.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2026:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$100,097	$—	$100,097
Commercial paper	—	11,993	—	11,993
Certificates of deposit	18,912	—	—	18,912
U.S. government treasuries	1,678	—	—	1,678
Asset-backed securities	—	6,839	—	6,839
Money market funds (cash equivalents)	5,030	—	—	5,030
Total assets	$25,620	$118,929	$—	$144,549

	Fair Value Measurements as of December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$86,636	$—	$86,636
Commercial paper	—	14,960	—	14,960
Certificates of deposit	68,977	—	—	68,977
U.S. government treasuries	1,664	—	—	1,664
Asset-backed securities	—	6,026	—	6,026
Money market funds (cash equivalents)	8,383	—	—	8,383
Total assets	$79,024	$107,622	$—	$186,646

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of March 31, 2026 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$100,255	$71	$(229)	$100,097
Commercial paper	11,997	2	(6)	11,993
Certificates of deposit	18,919	2	(9)	18,912
U.S. government treasuries	1,678	—	—	1,678
Asset-backed securities	6,829	12	(2)	6,839
Total assets	$139,678	$87	$(246)	$139,519

	Fair Value Measurements as of December 31, 2025 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$86,417	$223	$(4)	$86,636
Commercial paper	14,950	10	—	14,960
Certificates of deposit	68,943	34	—	68,977
U.S. government treasuries	6,010	16	—	6,026
Asset-backed securities	1,663	1	—	1,664
Total assets	$177,983	$284	$(4)	$178,263

	As of
	March 31, 2026	December 31, 2025
Maturing in one year or less	$73,700	$126,119
Maturing after one year through two years	65,819	52,144
Total	$139,519	$178,263

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$4,823	$4,741
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	6,821	6,739
Less: Accumulated depreciation	(6,652)	(6,637)
Property and equipment, net	$169	$102

Depreciation and amortization expense for each of the three months ended March 31, 2026 and 2025 was $15 thousand and $140 thousand respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Project expenses	$6,107	$8,217
Compensation and benefits	1,185	2,682
Other	708	484
Total accrued expenses	$8,000	$11,383

Project expenses includes $5.9 million of accrued manufacturing expenses primarily related to tovecimig.

7.	Commitments and Contingencies

Leases

The Company has evaluated its leases under ASC 842, Leases, and determined that it has one lease that is classified as an operating lease. The classification of this lease is consistent with the Company’s determination under the previous accounting standard.

The terms of the Company’s only corporate office and laboratory facility (the “Facility”) lease were modified effective September 27, 2024 through the execution of a new lease.  The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that became available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for the new operating lease liabilities due to the lease modification were $9.9 million for a total right-of-use assets as of March 31, 2026 of $8.7 million. The remaining lease term of the Facility lease is 5.2 years as of March 31, 2026. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Cash payments related to the Facility were $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2026	$1,334
Years ending December 31,
2027	2,204
2028	2,249
2029	2,294
2030	2,356
2031	995
Total minimum lease payments	11,432
Less: amount of lease payments representing interest	(1,641)
Present value of future minimum lease payments	9,791
Less: operating lease obligations, current portion	(1,373)
Operating lease obligations, long-term portion	$8,418

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. The Company matches employee contributions to the plan up to 6% of salary. The Company made matching contributions of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025 respectively.

8.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Research and development	$1,344	$807
General and administrative	3,729	1,707
Total	$5,073	$2,514

As of March 31, 2026, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $50.0 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2026 was 7.1 million shares. As of March 31, 2026, 5.1 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

2025 Inducement Plan

In December 2025, the Company’s board of directors adopted the Compass Therapeutics, Inc. 2025 Inducement Plan (the “Inducement Plan”). The maximum number of shares of Stock reserved and available for issuance under the Inducement Plan is four million shares. As of March 31, 2026, a total of two million options were granted as part of the Inducement Plan to two new officers as a material inducement for those officers to join the Company.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan and 2025 Inducement Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2025	16,352	$3.13	6.69	$36,614
Granted	9,311	$5.18	9.76	—
Exercised	(2,361)	$3.62	—	5,291
Forfeited/canceled	—	$—	—	—
Outstanding at March 31, 2026	23,302	$3.90	8.40	$32,473
Vested at March 31, 2026	8,168	$3.31	6.82	$16,177

For the three months ended March 31, 2026, the weighted average grant date fair value for options granted was $3.79. The intrinsic value for options vested as of March 31, 2026, was $16.2 million. As of March 31, 2026, the total unrecognized compensation cost related to outstanding options was $44.4 million, to be recognized over a weighted average period of 1.6 years.

For the three months ended March 31, 2025, the weighted average grant date fair value for options granted was $2.68. The intrinsic value for options vested as of March 31, 2025 was $0.4 million.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.0	6.0
Risk-free rate	3.84%	4.28%
Expected volatility	84%	86%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan and 2025 Inducement Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2025	1,028	$2.33	$2,395
Granted	862	5.17	4,458
Vested	(284)	2.81	(798)
Forfeited or canceled	—	—	—
Unvested, March 31, 2026	1,606	$3.77	$6,055

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.

As of March 31, 2026, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $5.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

The 2025 Pre-Funded Warrants were determined to be equity classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. As of March 31, 2026, all of the 2025 Pre-Funded Warrants remain outstanding.

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

During the three months ended March 31, 2026, basic and diluted weighted-average number of shares outstanding were 186.4 million and included pre-funded warrants to purchase 6,710,000 shares of common stock with an exercise price of $0.0001 per share. During the three months ended March 31, 2025, basic and diluted weighted-average number of shares outstanding were 138.2 million shares.

The computation of diluted net loss per share for the three months ended March 31, 2026 excluded 24.9 million shares subject to outstanding stock options and restricted stock units because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three months ended March 31, 2025 excluded 21.5 million shares, subject to outstanding stock options and restricted stock because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2026 and 2025, as they would be antidilutive:

	Three Months Ended March 31,
	2026	2025

Stock options	23,302,419	18,544,104
Restricted stock units	1,606,250	2,942,969

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the first quarter of 2026. As of March 31, 2026, future potential milestone payments in connection with this agreement amounted to $2.0 million.

12.	Segment Information

Segment reporting is prepared on the same basis that our chief executive officer, who is our Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance. The Company operates in one segment. The Company’s business is research and development of drug candidates. Costs, including supplies, outsourced development, and other research and development costs are tracked by major program. While internal personnel costs are tracked by program for overall program spending, it is not broken out for management review. Facility and equipment costs are not allocated to programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three-Months Ended March 31,
	2026	2025

Personnel	$4,592	$3,199
General	1,336	1,213
Tovecimig	4,976	6,677
CTX-471	858	699
CTX-8371	783	529
CTX-10726	845	737
Research and development	13,390	13,054
Personnel	4,914	3,301
General	1,995	1,611
General and administrative	6,909	4,912
Interest income	1,982	1,333
Net loss	$(18,317)	$(16,633)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Our scientific focus is on the relationship between angiogenesis, the immune system, and tumor growth. Our pipeline of novel product candidates is designed to target multiple components required for an effective anti-tumor response. These include modulation of the microvasculature via angiogenesis-targeted agents, induction of a potent immune response via activators on effector cells in the tumor microenvironment, and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. We plan to advance our product candidates through clinical development as both standalone therapies and in combination with proprietary pipeline antibodies based on supportive clinical and nonclinical data.

Our pipeline comprises four clinical product candidates. Our lead product candidate, tovecimig (formerly known as CTX-009), is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. CTX-471, is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily member 9 (TNFRSF9), also known as CD-137, a co-stimulatory receptor which is mostly expressed on activated, but not on resting, T-cells and NK cells. CTX-8371, is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor and its ligand PD-L1, two validated immune-oncology targets. CTX-10726 is a bispecific antibody targeting PD-1 and VEFG-A, also two validated immune-oncology targets. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Developments

Tovecimig results in Phase 2/3 Study in the Second Line Setting for Patients with BTC

In April 2025, we announced that the study met its primary endpoint of overall response rate (“ORR”). Tovecimig in combination with paclitaxel achieved a 17.1% ORR, including one complete response, compared to a 5.3% ORR for paclitaxel alone, in patients with biliary tract cancer (“BTC”) treated in the second-line setting. The difference in ORR between the two treatment arms, the primary endpoint of the study, was statistically significant (p=0.031), and all responses were assessed by blinded independent central radiology review.

In April 2026, we announced the following additional information related to the study:

●	Progression-Free Survival (secondary endpoint): 4.7 months for tovecimig combination compared to 2.6 months for paclitaxel alone (HR=0.44, p<0.0001)..

●	Overall Survival (secondary endpoint): Analysis was confounded by high crossover from the control arm (n=31) and markedly prolonged survival of these crossover patients after receiving tovecimig. The OS of the patients randomized to the tovecimig combination arm (n=111), which does not include the OS of these crossover patients later treated with tovecimig, had a median of 8.9 months.

●

PFS Before / After Crossover (secondary endpoint): Patients treated with tovecimig after crossing from the control arm progressed after a median 3.5 months (PFS2) in the third line setting. These same 31 patients, when initially randomized to paclitaxel alone (PFS1), had progressed after a median of 1.9 months in the second line setting (HR=0.36, p=0.0016).

●

OS Crossover vs. Non-Crossover (post hoc subset analysis): In an analysis of OS in all patients initially randomized to the paclitaxel control arm (n=57), crossover patients who subsequently received tovecimig demonstrated a statistically significant improvement in median OS of 12.8 months compared to 6.1 months for non-crossover patients who received only paclitaxel (HR=0.54, p=0.04).

●

Pooled OS of All Patients Treated with Tovecimig (post hoc subset analysis): For all patients treated with tovecimig, including both crossover patients and patients initially randomized to the tovecimig combination arm (n=142), the pooled median OS was 9.8 months. The median OS for patients randomized to the paclitaxel alone who did not crossover (n=26) was 6.1 months.

●	Safety: Tovecimig was generally well tolerated and the safety profile was consistent with prior studies, with no new safety signals identified.

We intend to meet with the U.S. Food and Drug Administration (“FDA”) to discuss these data in advance of a planned BLA submission.

Tovecimig received Orphan Drug Designation from the FDA in April 2026 for the treatment of patients with BTC. Orphan Drug Designation provides certain development incentives, including tax credits for qualified clinical testing, exemption from FDA user fees, and eligibility for seven years of market exclusivity upon approval.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2026, we have received $568 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $18.3 million and $16.6 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $449.5 million on March 31, 2026. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of March 31, 2026, we had $195 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2028. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

At-The-Market (“ATM”) Offering

In the first quarter of 2025, there were no issuances of common stock through our Open Market Sale AgreementSM with Jefferies LLC (“Jefferies ATM Agreement”). In December 2025, we entered into a Sales Agreement for our ATM offering with Leerink Partners LLC and Cantor Fitzgerald & Co (the “2026 ATM Agreement”) and the prior Jefferies ATM Agreement was terminated. In the first quarter of 2026, we did not sell any shares of common stock under the 2026 ATM Agreement.

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

Interest Income

Interest income consists of interest income on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Operating expenses:
Research and development	$13,390	$13,054	$336
General and administrative	6,909	4,912	1,997
Total operating expenses	20,299	17,966	2,333
Loss from operations	(20,299)	(17,966)	(2,333)
Interest income	1,982	1,333	649
Net loss	$(18,317)	$(16,633)	$(1,684)

Research and Development Expenses

Research and development expenses increased by $0.3 million, or 3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025

Tovecimig	$5,529	$6,934
CTX-471	2,636	1,905
CTX-8371	1,251	940
CTX-10726	1,438	1,278
Unallocated research and development expenses	2,536	1,997
Total research and development expenses	$13,390	$13,054

General and Administrative Expenses

General and administrative expenses increased by $2.0 million or 41% for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was due to a $2.0 million increase in stock-based compensation expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through March 31, 2026, we have received $568 million in gross proceeds from the sale of equity securities. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $195 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(17,269)	$(13,208)
Cash provided by investing activities	38,429	11,588
Cash provided by (used in) financing activities	3,365	(815)
Net change in cash and cash equivalents	$24,525	$(2,435)

Operating Activities

During the three months ended March 31, 2026, we used $17.3 million of cash in operating activities, resulting from our net loss of $18.3 million and the change in operating assets and liabilities of $4.2 million partially offset by non-cash charges of $5.2 million (primarily from share-based compensation expense of $5.1 million).

During the three months ended March 31, 2025, we used $13.2 million of cash in operating activities, resulting from our net loss of $16.6 million partially offset by the change in operating assets and liabilities of $0.5 million and non-cash charges of $2.9 million (primarily from share-based compensation expense of $2.5 million).

Investing Activities

During the three months ended March 31, 2026, $38.4 million of cash was provided by investing activities related to the net sales of marketable securities. During the three months ended March 31, 2025, $11.6 million of cash was used in investing activities related to the net sale of marketable securities.

Financing Activities

During the three months ended March 31, 2026, $3.9 million of cash was provided by financing activities due to the exercise of stock options, partially offset by $0.5 million of taxes paid by the Company for settlement of RSU shares. During the three months ended March 31, 2025, $0.8 million of cash was used in financing activities due to taxes paid by the Company for settlement of RSU shares.

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

We believe that our existing cash, cash equivalents and marketable securities as of filing of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our current plans, which may change based on clinical or pre-clinical results, include studies for tovecimig, CTX-471, CTX-8371 and CTX-10726. We expect that we will require additional funding to complete the clinical development of these programs including the payment of developmental milestones, commercializing our product candidates, if we receive regulatory approval, and pursuing in-licenses or acquisitions of other product candidates. If we receive regulatory approval for tovecimig, CTX-471, CTX-8371, CTX-10726 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize these product candidates ourselves.

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

During the three months ended December 31, 2026, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations in disclosed in Note 2, “Summary of Significant Accounting Policies” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates was less than $700 million as of the last business day of the most recently completed second fiscal quarter. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or results of operations. There has been no material change in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 13, 2025).

10.1#	Employment Agreement between Compass Therapeutics, Inc. and Arjun Prasad, dated January 1, 2026 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 5, 2026.

10.2#	Employment Agreement between Compass Therapeutics, Inc. and Cynthia Sirard, dated January 1, 2026 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on March 5, 2026.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Compass Therapeutics, Inc.

Date: May 5, 2026	By:	/s/ Thomas Schuetz
Thomas Schuetz
Principal Executive Officer

Date: May 5, 2026	By:	/s/ Barry Shin
Barry Shin Principal Financial Officer

Date: May 5, 2026	By:	/s/ Neil Lerner
Neil Lerner
Principal Accounting Officer