Form 10-Q
period 2026-06-30
Compass Therapeutics, Inc.
filed 2026-08-06
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39696

_______________________

COMPASS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

_______________________

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest St., Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

_______________________

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

As of July 28, 2026, the registrant had 180,087,915 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2026 (unaudited)	December 31, 2025 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$35,453	$30,643
Marketable securities	144,426	178,263
Prepaid expenses and other current assets	1,011	913
Total current assets	180,890	209,819
Property and equipment, net	324	102
Operating lease, right-of-use ("ROU") asset	8,391	9,099
Restricted cash	568	568
Total assets	$190,173	$219,588
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,906	$1,585
Accrued expenses	11,585	11,383
Operating lease obligations, current portion	1,637	1,000
Total current liabilities	16,128	13,968
Operating lease obligations, long-term portion	7,996	8,829
Total liabilities	24,124	22,797
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 180,088 and 178,324 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in-capital	640,925	627,665
Accumulated other comprehensive income (loss)	(251)	280
Accumulated deficit	(474,643)	(431,172)
Total stockholders' equity	166,049	196,791
Total liabilities and stockholders' equity	$190,173	$219,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$19,576	$16,415	$32,968	$29,476
General and administrative	7,403	4,651	14,310	9,556
Total operating expenses	26,979	21,066	47,278	39,032
Loss from operations	(26,979)	(21,066)	(47,278)	(39,032)
Interest income	1,825	1,185	3,807	2,518
Net loss	$(25,154)	$(19,881)	$(43,471)	$(36,514)
Net loss per share - basic and diluted	$(0.13)	$(0.14)	$(0.23)	$(0.26)
Basic and diluted weighted average shares outstanding	186,798	138,282	186,600	138,259

Other comprehensive loss:
Net loss	$(25,154)	$(19,881)	$(43,471)	$(36,514)
Unrealized (loss) gain on marketable securities	(92)	18	(531)	(2)
Comprehensive loss	$(25,246)	$(19,863)	$(44,002)	$(36,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	178,324	$18	$627,665	$280	$(431,172)	$196,791
Common stock issued upon exercise of options	1,563	—	3,854	—	—	3,854
Stock-based awards, net of tax remittance	201	—	(489)	—	—	(489)
Stock-based compensation	—	—	5,073	—	—	5,073
Unrealized loss on marketable securities	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(18,317)	(18,317)
Balance at March 31, 2026	180,088	$18	$636,103	$(159)	$(449,489)	$186,473
Stock-based compensation	—	—	4,822	—	—	4,822
Unrealized loss on marketable securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(25,154)	(25,154)
Balance at June 30, 2026	180,088	18	640,925	(251)	(474,643)	166,049

Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233
Stock-based awards, net of tax remittance	462	—	(815)	—	—	(815)
Stock-based compensation	—	—	2,514	—	—	2,514
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,633)	(16,633)
Balance at March 31, 2025	138,282	$14	$491,391	$190	$(381,316)	$110,279
Stock-based compensation	—	—	2,791	—	—	2,791
Unrealized gain on marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(19,881)	(19,881)
Balance at June 30, 2025	138,282	14	494,182	208	(401,197)	93,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(43,471)	$(36,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	240
Share-based compensation	9,895	5,305
Amortization of premium and discount on marketable securities	(404)	(102)
ROU asset amortization	708	491
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(98)	783
Accounts payable	1,321	346
Accrued expenses	202	4,705
Operating lease liability	(196)	(294)
Net cash used in operating activities	(32,007)	(25,040)
Cash flows from investing activities:
Purchase of property and equipment	(258)	(18)
Purchases of marketable securities	(85,430)	(58,005)
Proceeds from sale or maturities of marketable securities	119,140	63,251
Net cash provided by investing activities	33,452	5,228
Cash flows from financing activities:
Proceeds from exercise of common stock	3,854	—
Taxes paid related to net shares settlement of RSUs	(489)	(815)
Net cash provided by (used in) financing activities	3,365	(815)
Net change in cash, cash equivalents and restricted cash	4,810	(20,627)
Cash, cash equivalents and restricted cash at beginning of period	31,211	44,051
Cash, cash equivalents and restricted cash at end of period	$36,021	$23,424
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$35,453	$22,856
Restricted cash	568	$568
Total cash, cash equivalents and restricted cash	$36,021	$23,424
Supplemental disclosure of cash flow information
Unrealized loss on marketable securities	$531	$2

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2026 and its consolidated results of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Liquidity

Since inception, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, research and development activities, building intellectual property portfolio and providing general and administrative support for these operations. The Company has funded its operations with proceeds from the sale of equity securities and borrowing from debt arrangements. Through June 30, 2026, the Company has received $568 million in gross proceeds from the sale of equity securities. As of June 30, 2026, the total of cash, cash equivalents and marketable securities was $180 million. Based on research and development plans, the Company expects such cash resources will fund operating expenses and capital expenditure requirements into 2028.

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

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2026:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$111,644	$—	$111,644
Commercial paper	16,824	—	—	16,824
Certificates of deposit	—	10,164	—	10,164
U.S. government treasuries	1,698	—	—	1,698
Asset-backed securities	—	4,096	—	4,096
Money market funds (cash equivalents)	—	—	—	—
Total assets	$18,522	$125,904	$—	$144,426

	Fair Value Measurements as of December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$86,636	$—	$86,636
Commercial paper	68,977	—	—	68,977
Certificates of deposit	—	14,960	—	14,960
U.S. government treasuries	1,664	—	—	1,664
Asset-backed securities	—	6,026	—	6,026
Money market funds (cash equivalents)	8,383	—	—	8,383
Total assets	$79,024	$107,622	$—	$186,646

4.	Marketable Securities

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

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of June 30, 2026 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$111,868	$35	$(259)	$111,644
Commercial paper	16,843	—	(19)	16,824
Certificates of deposit	10,172	—	(8)	10,164
U.S. government treasuries	1,704	—	(6)	1,698
Asset-backed securities	4,090	6	—	4,096
Total assets	$144,677	$41	$(292)	$144,426

	Fair Value Measurements as of December 31, 2025 Using:
	Amortized Cost	Unrealized gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$86,417	$223	$(4)	$86,636
Commercial paper	68,943	34	—	68,977
Certificates of deposit	14,950	10	—	14,960
U.S. government treasuries	1,663	1	—	1,664
Asset-backed securities	6,010	16	—	6,026
Total assets	$177,983	$284	$(4)	$178,263

	As of
	June 30, 2026	December 31, 2025
Maturing in one year or less	$74,918	$126,119
Maturing after one year through two years	69,508	52,144
Total	$144,426	$178,263

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$4,915	$4,741
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	6,913	6,739
Less: Accumulated depreciation	(6,589)	(6,637)
Property and equipment, net	$324	$102

Depreciation and amortization expense for each of the six months ended June 30, 2026 and 2025 was $36 thousand and $0.2 million respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Project expenses	$8,233	$8,217
Compensation and benefits	2,169	2,682
Other	1,183	484
Total accrued expenses	$11,585	$11,383

Project expenses include $7.5 million of accrued manufacturing expenses primarily related to tovecimig.

7.	Commitments and Contingencies

Leases

The Company has evaluated its leases under ASC 842, Leases, and determined that it has one lease that is classified as an operating lease. The classification of this lease is consistent with the Company’s determination under the previous accounting standard.

The terms of the Company’s only corporate office and laboratory facility (the “Facility”) lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that became available for the Company’s use in May 2025. The classification and incremental borrowing rate for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for the new operating lease liabilities due to the lease modification were $9.9 million for a total right-of-use assets as of June 30, 2026 of $8.4 million. The remaining lease term of the Facility lease is 4.9 years as of June 30, 2026. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. Cash payments related to the Facility were $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.6 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2026	$908
Years ending December 31,
2027	2,204
2028	2,249
2029	2,294
2030	2,356
2031	995
Total minimum lease payments	11,006
Less: amount of lease payments representing interest	(1,373)
Present value of future minimum lease payments	9,633
Less: operating lease obligations, current portion	(1,637)
Operating lease obligations, long-term portion	$7,996

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. The Company matches employee contributions to the plan up to 6% of salary. The Company made matching contributions of $0.1 million during each of the three-month periods ended June 30, 2026 and 2025. The Company made matching contributions of $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

8.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(000’s)
Research and development	$2,101	$857	$4,173	$1,664
General and administrative	2,721	1,934	5,722	3,641
Total	$4,822	$2,791	$9,895	$5,305

As of June 30, 2026, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $45.8 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2026 was 7.1 million shares. As of June 30, 2026, 4.8 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

2025 Inducement Plan

In December 2025, the Company’s board of directors adopted the Compass Therapeutics, Inc. 2025 Inducement Plan (the “Inducement Plan”). The maximum number of shares of Stock reserved and available for issuance under the Inducement Plan is four million shares. As of June 30, 2026, a total of two million options were granted as part of the Inducement Plan to two new officers as a material inducement for those officers to join the Company.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan and the Inducement Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2025	16,352	$3.13	6.69	$36,614
Granted	9,681	$5.07	9.51	—
Exercised	(2,361)	$3.62	—	5,291
Forfeited/canceled	(22)	$4.24	—	1
Outstanding at June 30, 2026	23,650	$3.87	8.18	$3,250
Vested at June 30, 2026	9,783	$3.46	6.95	$1,626

For the six months ended June 30, 2026, the weighted average grant date fair value for options granted was $3.71. The intrinsic value for options vested as of June 30, 2026, was $1.6 million. As of June 30, 2026, the total unrecognized compensation cost related to outstanding options was $40.7 million, to be recognized over a weighted average period of 1.5 years.

For the six months ended June 30, 2025, the weighted average grant date fair value for options granted was $2.68. The intrinsic value for options vested as of June 30, 2025, was $2.1 million. As of June 30, 2025, the total unrecognized compensation cost related to outstanding options was $19.5 million, to be recognized over a weighted average period of 1.5 years.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	6.0	6.0
Risk-free rate	3.86%	4.28%
Expected volatility	85%	86%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan and the Inducement Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2025	1,028	$2.33	$2,395
Granted	862	5.17	4,458
Vested	(284)	2.81	(798)
Forfeited or canceled	—	—	—
Unvested, June 30, 2026	1,606	$3.77	$6,055

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares. As of June 30, 2026, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $5.1 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

The 2025 Pre-Funded Warrants were determined to be equity classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. As of June 30, 2026, all of the 2025 Pre-Funded Warrants remain outstanding.

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

During the three months ended June 30, 2026, basic and diluted weighted-average number of shares outstanding were 186.8 million and included pre-funded warrants to purchase 6,710,000 shares of common stock with an exercise price of $0.0001 per share. During the three months ended June 30, 2025, basic and diluted weighted-average number of shares outstanding were 138.3 million shares. During the six months ended June 30, 2026, basic and diluted weighted-average number of shares outstanding were 186.6 million and included pre-funded warrants to purchase 6,710,000 shares of common stock with an exercise price of $0.0001 per share. During the six months ended June 30, 2025, basic and diluted weighted-average number of shares outstanding were 138.3 million shares.

The computation of diluted net loss per share for the three and six months ended June 30, 2026 excluded 25.3 million shares subject to outstanding stock options and restricted stock units because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three and six months ended June 30, 2025 excluded 21.5 million shares, subject to outstanding stock options and restricted stock because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2026 and 2025, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock options	23,650,088	18,544,104	23,650,088	18,544,104
Restricted stock units	1,606,250	2,942,969	1,606,250	2,942,969

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the six months ended June 30, 2026. As of June 30, 2026, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Personnel	$4,682	$2,417	$9,274	$5,187
General	1,632	1,709	2,969	3,358
Tovecimig	10,314	7,749	15,290	14,426
CTX-471	887	1,760	1,745	2,459
CTX-8371	1,224	1,044	2,008	1,573
CTX-10726	837	1,736	1,682	2,473
Research and development	19,576	16,415	32,968	29,476
Personnel	4,540	3,102	9,454	6,404
General	2,863	1,549	4,856	3,152
General and administrative	7,403	4,651	14,310	9,556
Interest income	1,825	1,185	3,807	2,518
Net loss	$(25,154)	$(19,881)	$(43,471)	$(36,514)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our pipeline comprises four clinical product candidates. Our lead product candidate, tovecimig (formerly known as CTX-009), is a bispecific antibody targeting Delta-like ligand 4 (“DLL4”), a ligand of Notch-1, and vascular endothelial growth factor A (“VEGF-A”). Simultaneous blockade of the VEGF-A and the Notch pathways is known to turn productive angiogenesis into non-productive angiogenesis, which leads to tumor shrinkage and apoptosis. CTX-471 is an agonistic antibody targeting a member of the tumor necrosis factor receptor superfamily (TNFRSF9), also known as CD-137, a co-stimulatory receptor which is mostly expressed on activated, but not on resting, T-cells and NK cells. CTX-8371 is a bispecific antibody targeting the programmed cell death protein-1 (“PD-1”), an inhibitory immune checkpoint receptor and its ligand PD-L1, two validated immune-oncology targets. CTX-10726 is a bispecific antibody targeting PD-1 and VEGF-A, also two validated immune-oncology targets. For a more detailed description, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Developments

Tovecimig Results in COMPANION-002 Phase 2/3 Study in the Second Line Setting for Patients with BTC

In April 2026, we announced survival and safety data from our Phase 2/3 randomized trial of tovecimig in combination with paclitaxel in patients with biliary tract cancer (“BTC”) treated in the second-line setting. We expect feedback from the FDA in the third quarter regarding the COMPANION-002 Phase 2/3 data, prior to a potential BLA filing later this year.

The study met the primary endpoint of overall response rate (“ORR”) with 18.0% in the tovecimig combination arm compared to 5.3% in the paclitaxel control arm, including one complete response in the tovecimig arm. In the final data analysis, the ORR improved to 18.0% (20/111 patients) in the tovecimig combination arm from a previously reported 17.1%. One patient initially characterized as “Non-CR / Non-PD” due to target lesion characteristics was ultimately adjudicated by blinded independent central review to be a partial response. With this change, the p-value also improved to 0.0228 compared to paclitaxel alone (vs previously reported p=0.031). The tovecimig combination arm also demonstrated a highly statistically significant improvement versus paclitaxel alone in the secondary endpoint of median progression-free survival (PFS) of 4.7 months versus 2.6 months, providing a 56% reduction in the risk of progression (hazard ratio=0.44, p<0.0001). Secondary endpoint analyses of overall survival (OS) were confounded by both high crossover (54%) and notably prolonged survival in crossover patients randomized to the control arm then treated with tovecimig and, therefore, did not meet statistical significance.

In July 2026, we announced data from this study has been selected for a proffered paper oral presentation at the 2026 ESMO Congress.

Tovecimig Investigator Sponsored Trials

The previously disclosed investigator sponsored trial (“IST”) of tovecimig in combination with the current first-line, standard-of-care regimen of gemcitabine, cisplatin, and durvalumab in patients with BTC (NCT06548412) is ongoing with expansion to additional sites expected.

Two additional ISTs have been initiated, including a study of tovecimig plus FOLFIRI in patients with colorectal cancer in the second line setting (NCT07662031) and a study of tovecimig plus CTX-471 in patients with glioblastoma in the second line setting (NCT07392957). We are evaluating additional studies for tovecimig in other indications, including both ISTs and Company-sponsored studies.

CTX-8371 (PD-1 x PD-L1 bispecific) Phase 1 Expansion Cohorts Enrolling

Phase 1 cohort expansions are actively enrolling patients with triple-negative breast cancer (“TNBC”), Hodgkin lymphoma (“HL”) and non-small cell lung cancer (“NSCLC”) at two dose levels: 3.0 mg/kg and 10.0 mg/kg. The evaluation of an RP2D for further development. Additional data from the cohort expansions are expected in the fourth quarter of 2026.

At the ASCO Annual Meeting in May 2026, we presented data from the dose-escalation portion of this Phase 1, open-label, first-in-human study evaluating CTX-8371 in patients with metastatic or locally advanced malignancies.

●	15 patients completed the dose-limiting toxicity (“DLT”) evaluation period and had at least one post-baseline disease assessment in the dose escalation cohort.

●

There were three responses: one patient with TNBC achieved > 90% reduction in target tumor lesions at Week 8, one patient with HL achieved a decrease in metabolic activity of target lesions at Week 24 (partial metabolic response), and one patient with NSCLC achieved complete resolution of target lesions at Week 16 after initial pseudo-progression.

●

At the two highest dose levels (3.0 and 10.0 mg/kg), the ORR was 33% (2 of 6 evaluable patients). The responses at the two highest dose levels were durable: 10.5+ months for TNBC and 7.5+ months HL as of May 2026.

●	CTX-8371 was generally well tolerated with no DLTs. All treatment-related adverse events were mild Grade 1 or Grade 2, with the exception of one asymptomatic Grade 3 lipase increase.

CTX-10726 (PD-1 x VEGF-A bispecific) Phase 1 Dose-Escalation Study Enrolling

The first patients have been dosed in the Phase 1 dose-escalation study of CTX-10726 with locally advanced, unresectable or metastatic renal cell carcinoma, gastroesophageal cancer, hepatocellular carcinoma, or endometrial cancer, in whom standard of care therapies have failed. Clinical data from the dose-escalation cohort is expected in the fourth quarter of 2026.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2026, we have received $568 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $25.2 million and $19.9 million for the three months ended June 30, 2026 and 2025, respectively. Our net losses were $43.5 million and $36.5 million for the six months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $475 million on June 30, 2026. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of June 30, 2026, we had $180 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2028. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

At-The-Market (“ATM”) Offering

In the first six months of 2026, there were no issuances of common stock through our Open Market Sale AgreementSM with Jefferies LLC (“Jefferies ATM Agreement”). In December 2025, we entered into a Sales Agreement for our ATM offering with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “2026 ATM Agreement”), and the prior Jefferies ATM Agreement was terminated. In the first six months of 2026, we did not sell any shares of common stock under the 2026 ATM Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change

Operating expenses:
Research and development	$19,576	$16,415	$3,161
General and administrative	7,403	4,651	2,752
Total operating expenses	26,979	21,066	5,913
Loss from operations	(26,979)	(21,066)	(5,913)
Interest income	1,825	1,185	640
Net loss	$(25,154)	$(19,881)	$(5,273)

Research and Development Expenses

Research and development expenses increased by $3.2 million, or 19%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by $2.6 million related to non-personnel project expenses for tovecimig.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended June 30,
	2026	2025

Tovecimig	$12,261	$8,112
CTX-471	1,532	2,854
CTX-8371	1,676	1,512
CTX-10726	1,257	2,133
Unallocated research and development expenses	2,850	1,804
Total research and development expenses	$19,576	$16,415

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, or 59%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to an increase of $1.4 million of pre-commercialization expenses and an increase of $0.8 million of stock-based compensation expense.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change

Operating expenses:
Research and development	$32,968	$29,476	$3,492
General and administrative	14,310	9,556	4,754
Total operating expenses	47,278	39,032	8,246
Loss from operations	(47,278)	(39,032)	(8,246)
Interest income	3,807	2,518	1,289
Net loss	$(43,471)	$(36,514)	$(6,957)

Research and Development Expenses

Research and development expenses increased by $3.5 million, or 12%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This was primarily driven by an increase of $2.5 million of stock-based compensation expense and $1.3 million of manufacturing expense.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Six Months Ended June 30,
	2026	2025

Tovecimig	$18,941	$15,045
CTX-471	3,018	4,759
CTX-8371	3,013	2,451
CTX-10726	2,707	3,410
Unallocated research and development expenses	5,289	3,811
Total research and development expenses	$32,968	$29,476

General and Administrative Expenses

General and administrative expenses increased by $4.8 million, or 50%, for the six months ended June 30, 2026 as compared to the same period in 2025. This was primarily driven by an increase of $1.8 million of pre-commercialization expenses, an increase of $1.3 million of personnel expenses related to commercialization and an increase of $2.1 million of stock-based compensation expense.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through June 30, 2026, we have received $568 million in gross proceeds from the sale of equity securities. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $180 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(32,007)	$(25,040)
Cash provided by investing activities	33,452	5,228
Cash provided by (used in) financing activities	3,365	(815)
Net change in cash and cash equivalents	$4,810	$(20,627)

Operating Activities

During the six months ended June 30, 2026, we used $32.0 million of cash in operating activities, resulting from our net loss of $43.5 million, partially offset by the change in operating assets and liabilities of $1.2 million and non-cash charges of $10.2 million (primarily from share-based compensation expense of $9.9 million).

During the six months ended June 30, 2025, we used $25.0 million of cash in operating activities, resulting from our net loss of $36.5, million partially offset by the change in operating assets and liabilities of $5.5 million and non-cash charges of $5.9 million (primarily from share-based compensation expense of $5.3 million).

Investing Activities

During the six months ended June 30, 2026, $33.5 million of cash was provided by investing activities related to the net sales of marketable securities. During the six months ended June 30, 2025, $5.2 million of cash was provided by investing activities related to the net sale of marketable securities.

Financing Activities

During the six months ended June 30, 2026, $3.9 million of cash was provided by financing activities due to the exercise of stock options, partially offset by $0.5 million of taxes paid by us for settlement of RSU shares. During the six months ended June 30, 2025, $0.8 million of cash was used in financing activities due to taxes paid by us for settlement of RSU shares.

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

●	the effect of competing technological and market developments;

●	the costs of continuing to grow our business, including hiring key personnel and maintaining or acquiring operating space;

●	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;

●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

●	the cost and timing of selecting and validating a manufacturing site for commercial-scale manufacturing; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates was less than $700 million as of the last business day of the most recently completed second fiscal quarter. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or results of operations. There has been no material change in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the following risk factors:

Our second amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our second amended and restated bylaws (the “bylaws”) provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended form time to time), (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended form time to time) or (v) any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act") or the Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Courts for the District of Delaware and District of Massachusetts will be the sole and exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our bylaws provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Courts for the District of Delaware or the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, government shutdowns, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in July 2026, the U.S. imposed tariffs ranging from approximately 10% - 12.5% on virtually all imports to the U.S. The U.S. has also imposed significantly higher tariffs applicable to certain imports in select industries, including certain pharmaceuticals. These actions have resulted in other countries imposing additional tariffs on imports from the U.S., and may result in more retaliatory tariffs. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including civil or political unrest or military conflicts such as between Russia and Ukraine, between the U.S. and Iran in the Middle East and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and commodity prices and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2026).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 13, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________

*	Filed herewith.
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

Compass Therapeutics, Inc.

Date: August 6, 2026	By:	/s/ Thomas Schuetz
Thomas Schuetz
Principal Executive Officer

Date: August 6, 2026	By:	/s/ Barry Shin
Barry Shin Principal Financial Officer

Date: August 6, 2026	By:	/s/ Neil Lerner
Neil Lerner
Principal Accounting Officer