Form 10-Q
period 2026-09-30
Compass Therapeutics, Inc.
filed 2026-11-09
CIK 1738021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39696

____________________

COMPASS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

____________________

Delaware	82-4876496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest St., Suite 601 Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8099

____________________

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

As of November 5, 2026, the registrant had 180,087,915 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2026 (unaudited)	December 31, 2025 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$41,469	$30,643
Marketable securities	121,589	178,263
Prepaid expenses and other current assets	2,439	913
Total current assets	165,497	209,819
Property and equipment, net	402	102
Operating lease, right-of-use ("ROU") asset	8,031	9,099
Restricted cash	568	568
Total assets	$174,498	$219,588
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,316	$1,585
Accrued expenses	16,378	11,383
Operating lease obligations, current portion	1,674	1,000
Total current liabilities	24,368	13,968
Operating lease obligations, long-term portion	7,560	8,829
Total liabilities	31,928	22,797
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000 shares authorized; 180,088 and 178,324 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in-capital	644,932	627,665
Accumulated other comprehensive income (loss)	(566)	280
Accumulated deficit	(501,814)	(431,172)
Total stockholders' equity	142,570	196,791
Total liabilities and stockholders' equity	$174,498	$219,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$22,039	$12,826	$55,001	$42,297
General and administrative	6,761	2,991	21,077	12,552
Total operating expenses	28,800	15,817	76,078	54,849
Loss from operations	(28,800)	(15,817)	(76,078)	(54,849)
Interest income	1,629	1,558	5,436	4,076
Net loss	$(27,171)	$(14,259)	$(70,642)	$(50,773)
Net loss per share - basic and diluted	$(0.15)	$(0.08)	$(0.38)	$(0.34)
Basic and diluted weighted average shares outstanding	186,798	168,782	186,667	148,545

Other comprehensive loss:
Net loss	$(27,171)	$(14,259)	$(70,642)	$(50,773)
Unrealized (loss) gain on marketable securities	(315)	66	(846)	64
Comprehensive loss	$(27,486)	$(14,193)	$(71,488)	$(50,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	178,324	$18	$627,665	$280	$(431,172)	$196,791
Common stock issued upon exercise of options, net of stock withheld	1,563	—	3,854	—	—	3,854
Stock-based awards, net of tax remittance	201	—	(489)	—	—	(489)
Stock-based compensation	—	—	5,073	—	—	5,073
Unrealized loss on marketable securities	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(18,317)	(18,317)
Balance at March 31, 2026	180,088	$18	$636,103	$(159)	$(449,489)	$186,473
Stock-based compensation	—	—	4,822	—	—	4,822
Unrealized loss on marketable securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(25,154)	(25,154)
Balance at June 30, 2026	180,088	18	640,925	(251)	(474,643)	166,049
Stock-based compensation	—	—	4,007	—	—	4,007
Unrealized loss on marketable securities	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	(27,171)	(27,171)
Balance at September 30, 2026	180,088	18	644,932	(566)	(501,814)	142,570

Balance at December 31, 2024	137,820	$14	$489,692	$210	$(364,683)	$125,233
Stock-based awards, net of tax remittance	462	—	(815)	—	—	(815)
Stock-based compensation	—	—	2,514	—	—	2,514
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,633)	(16,633)
Balance at March 31, 2025	138,282	$14	$491,391	$190	$(381,316)	$110,279
Stock-based compensation	—	—	2,791	—	—	2,791
Unrealized gain on marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(19,881)	(19,881)
Balance at June 30, 2025	138,282	14	494,182	208	(401,197)	93,207
Common stock and warrants issued, net of costs of $8.6 million	39,290	4	129,357	—	—	129,361
Stock-based compensation	—	—	1,238	—	—	1,238
Unrealized loss on marketable securities	—	—	—	66	—	66
Net loss	—	—	—	—	(14,259)	(14,259)
Balance at September 30, 2025	177,572	$18	$624,777	$274	$(415,456)	$209,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(70,642)	$(50,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	259
Share-based compensation	13,902	6,543
Amortization of premium and discount on marketable securities	(321)	(477)
ROU asset amortization	1,068	843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,526)	4,804
Accounts payable	4,731	846
Accrued expenses	4,995	2,397
Operating lease liability	(595)	(331)
Net cash used in operating activities	(48,324)	(35,889)
Cash flows from investing activities:
Purchase of property and equipment	(364)	(25)
Purchases of marketable securities	(90,975)	(167,082)
Proceeds from sale or maturities of marketable securities	147,124	77,179
Net cash provided by (used in) investing activities	55,785	(89,928)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	137,999
Issuance costs from issuance of common stock	—	(8,638)
Proceeds from exercise of common stock	3,854	—
Taxes paid related to net shares settlement of RSUs	(489)	(815)
Net cash provided by financing activities	3,365	128,546
Net change in cash, cash equivalents and restricted cash	10,826	2,729
Cash, cash equivalents and restricted cash at beginning of period	31,211	44,051
Cash, cash equivalents and restricted cash at end of period	$42,037	$46,780
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$41,469	$46,212
Restricted cash	568	$568
Total cash, cash equivalents and restricted cash	$42,037	$46,780
Supplemental disclosure of cash flow information
Unrealized loss (gain) on marketable securities	$846	$(64)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Compass Therapeutics, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Compass Therapeutics, Inc. (“Compass” or the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. The Company’s scientific focus is on the relationship between angiogenesis and the immune system. The pipeline includes novel product candidates that leverage the Company’s understanding of the tumor microenvironment, including both angiogenesis-targeted agents and immune-oncology focused agents. These product candidates are designed to optimize critical components required for an effective anti-tumor response to cancer. These include modulation of the microvasculature via angiogenesis-targeted agents; induction of a potent immune response via activators on effector cells in the tumor microenvironment; and alleviation of immunosuppressive mechanisms used by tumors to evade immune surveillance. The Company plans to advance its product candidates through clinical development as both standalone therapies and in combination with its proprietary drug candidates as long as their continued development is supported by clinical and nonclinical data. References to Compass or the Company herein include Compass Therapeutics, Inc. and its wholly owned subsidiaries.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2026 and its consolidated results of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2026 and 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Liquidity

Since inception, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, research and development activities, building intellectual property portfolio and providing general and administrative support for these operations. The Company has funded its operations with proceeds from the sale of equity securities. Through September 30, 2026, the Company has received $568 million in gross proceeds from the sale of equity securities. As of September 30, 2026, the total of cash, cash equivalents and marketable securities was $163 million. The Company expects such cash resources will fund operating expenses and capital expenditure requirements into 2028.

2.	Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on its consolidated financial statements and disclosures.

3.	Fair Value Measurements

The following tables represent the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2026:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$93,019	$—	$93,019
Commercial paper	18,643	—	—	18,643
Certificates of deposit	—	6,236	—	6,236
U.S. government treasuries	1,699	—	—	1,699
Asset-backed securities	—	1,992	—	1,992
Money market funds (cash equivalents)	—	—	—	—
Total assets	$20,342	$101,247	$—	$121,589

	Fair Value Measurements as of December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets
Corporate bonds	$—	$86,636	$—	$86,636
Commercial paper	68,977	—	—	68,977
Certificates of deposit	—	14,960	—	14,960
U.S. government treasuries	1,664	—	—	1,664
Asset-backed securities	—	6,026	—	6,026
Money market funds (cash equivalents)	8,383	—	—	8,383
Total assets	$79,024	$107,622	$—	$186,646

4.	Marketable Securities

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

Marketable securities consist of debt securities classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through earnings. If neither criterion is met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is below amortized cost, changes in credit ratings, and adverse conditions specific to the issuer. Any credit-related impairment is recognized as an allowance for credit losses, limited to the amount by which fair value is below amortized cost, with a corresponding charge to earnings. Impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income.

As of September 30, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses on its marketable securities. The Company does not intend to sell, and it is not more likely than not that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis. The Company believes the unrealized losses are attributable to changes in interest rates and not to credit-related factors.

The following tables summarize marketable securities held (in thousands):

	Fair Value Measurements as of September 30, 2026 Using:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$93,521	$8	$(510)	$93,019
Commercial paper	18,675	—	(32)	18,643
Certificates of deposit	6,248	—	(12)	6,236
U.S. government treasuries	1,721	—	(22)	1,699
Asset-backed securities	1,990	2	—	1,992
Total assets	$122,155	$10	$(576)	$121,589

	Fair Value Measurements as of December 31, 2025 Using:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Corporate bonds	$86,417	$223	$(4)	$86,636
Commercial paper	68,943	34	—	68,977
Certificates of deposit	14,950	10	—	14,960
U.S. government treasuries	1,663	1	—	1,664
Asset-backed securities	6,010	16	—	6,026
Total assets	$177,983	$284	$(4)	$178,263

	As of
	September 30, 2026	December 31, 2025
Maturing in one year or less	$76,663	$126,119
Maturing after one year through two years	44,926	52,144
Total	$121,589	$178,263

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$5,021	$4,741
Leasehold improvements	1,612	1,612
Software	364	364
Furniture and fixtures	22	22
Total property and equipment–at cost	7,019	6,739
Less: Accumulated depreciation	(6,617)	(6,637)
Property and equipment, net	$402	$102

Depreciation and amortization expense for each of the nine months ended September 30, 2026 and 2025 was $64 thousand and $0.3 million respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Project expenses	$12,230	$8,217
Compensation and benefits	3,107	2,682
Other	1,041	484
Total accrued expenses	$16,378	$11,383

Project expenses include $12.2 million of accrued manufacturing expenses primarily related to tovecimig.

7.	Commitments and Contingencies

Leases

The Company has evaluated its leases under ASC 842, Leases, and determined that it has one lease that is classified as an operating lease. The classification of this lease is consistent with the Company’s determination under the previous accounting standard.

The terms of the Company’s only corporate office and laboratory facility (the “Facility”) lease were modified effective September 27, 2024 through the execution of a new lease. The modified terms extended the non-cancelable lease term through May 2031. The modified terms also included the right to use an additional 10,724 square feet that became available for the Company’s use in May 2025. The classification and incremental borrowing rate of 6.25% for the lease did not change as a result of this lease modification. Right-of-use assets obtained in exchange for the new operating lease liabilities due to the lease modification were $9.9 million for a total right-of-use assets as of September 30, 2026 of $8.0 million. The remaining lease term of the Facility lease is 4.7 years as of September 30, 2026. The Company has $568 thousand of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Lease costs related to the Facility were $0.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively and $1.5 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively. Cash payments related to the Facility were $0.5 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively and $1.2 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The table below presents the undiscounted cash flows for the lease term. The undiscounted cash flows are reconciled to the operating lease liabilities recorded on the condensed consolidated balance sheet (in thousands):

Remainder of 2026	$363
Years ending December 31,
2027	2,204
2028	2,249
2029	2,294
2030	2,356
2031	995
Total minimum lease payments	10,461
Less: amount of lease payments representing interest	(1,227)
Present value of future minimum lease payments	9,234
Less: operating lease obligations, current portion	(1,674)
Operating lease obligations, long-term portion	$7,560

Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all its employees. Eligible employees may make pre-tax or post-tax (Roth) contributions to the 401(k) Plan up to statutory limits. The Company matches employee contributions to the plan up to 6% of salary. The Company made matching contributions of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company made matching contributions of $0.4 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

8.	Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was classified in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
			(000’s)
Research and development	$1,860	$852	$6,032	$2,516
General and administrative	2,147	386	7,870	4,027
Total	$4,007	$1,238	$13,902	$6,543

As of September 30, 2026, the remaining unrecognized stock-based compensation cost from all plans to be recognized in future periods totaled $42.1 million.

2020 Plan

In June 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and reserved 2.9 million shares of common stock for issuance under this plan. The 2020 Plan includes automatic annual increases. The increase on January 1, 2026 was 7.1 million shares. As of September 30, 2026, 4.5 million shares remain available for grant.

The 2020 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units ("RSUs") to eligible officers, employees, consultants and directors of the Company. Options generally vest over a period of four years and have a contractual life of ten years from the date of grant.

2025 Inducement Plan

In December 2025, the Company’s board of directors adopted the Compass Therapeutics, Inc. 2025 Inducement Plan (the “Inducement Plan”). The maximum number of shares of common stock reserved and available for issuance under the Inducement Plan is four million shares. As of September 30, 2026, a total of two million options were granted as part of the Inducement Plan to two new officers as a material inducement for those officers to join the Company.

Stock Options:

The following table summarizes the stock option activity for the 2020 Plan and the Inducement Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Unvested	Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(000's)	Per Share	Term (in years)	($000's)
Outstanding at December 31, 2025	16,352	$3.13	6.69	$36,614
Granted	10,026	$4.97	9.25	—
Exercised	(2,361)	$3.62	—	5,291
Forfeited/canceled	(134)	$3.86	—	21
Outstanding at September 30, 2026	23,883	$3.85	7.93	$—
Vested at September 30, 2026	10,842	$3.48	6.82	$—

For the nine months ended September 30, 2026, the weighted average grant date fair value for options granted was $3.64. There was no intrinsic value for options vested as of September 30, 2026. As of September 30, 2026, the total unrecognized compensation cost related to outstanding options was $37.5 million, to be recognized over a weighted average period of 1.4 years.

For the nine months ended September 30, 2025, the weighted average grant date fair value for options granted was $2.68. The intrinsic value for options vested as of September 30, 2025, was $6.0 million. As of September 30, 2025, the total unrecognized compensation cost related to outstanding options was $15.5 million, to be recognized over a weighted average period of 1.4 years.

The weighted average assumptions used in the Black-Scholes pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	6.0	6.0
Risk-free rate	3.88%	4.27%
Expected volatility	85%	86%
Expected dividend yield	—	—

RSUs:

The following table summarizes the RSU activity for the 2020 Plan and the Inducement Plan:

	Shares (000's)	Weighted Average Price Per Share	Weighted Average Fair Value ($000's)
Unvested, December 31, 2025	1,028	$2.33	$2,395
Granted	862	5.17	4,458
Vested	(284)	2.81	(798)
Forfeited or canceled	—	—	—
Unvested, September 30, 2026	1,606	$3.77	$6,055

The weighted average price per share is the weighted grant price based on the closing market price of each of the stock grants. The weighted average fair value is the weighted average share price times the number of shares.
As of September 30, 2026, the remaining unrecognized compensation cost related to RSUs to be recognized in future periods totaled $4.6 million, which is expected to be recognized over a weighted average period of 1.4 years.

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

The 2025 Pre-Funded Warrants were determined to be equity classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. As of September 30, 2026, all of the 2025 Pre-Funded Warrants remain outstanding.

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

During the three and nine months ended September 30, 2026, basic and diluted weighted-average number of shares outstanding were 186.8 million and 186.7 million shares, respectively, and included pre-funded warrants to purchase 6.7 million shares of common stock with an exercise price of $0.0001 per share. During the three and nine months ended September 30, 2025, basic and diluted weighted-average number of shares outstanding were 168.8 million and 148.5 million shares, respectively, and included pre-funded warrants to purchase 6.7 million shares of common stock with an exercise price of $0.0001 per share.

The computation of diluted net loss per share for the three and nine months ended September 30, 2026 excluded 25.5 million shares subject to outstanding stock options and restricted stock units because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three and nine months ended September 30, 2025 excluded 18.4 million shares subject to outstanding stock options and restricted stock units because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2026 and 2025, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock options	23,883,667	17,162,862	23,883,667	17,162,862
Restricted stock units	1,606,250	1,278,125	1,606,250	1,278,125

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

Adimab Agreement

The Company entered into a collaboration agreement with Adimab, LLC on October 16, 2014. The agreement includes provisions for payment of royalties at rates ranging in the single digits as a percentage of future net sales within a specified term from the first commercial sale for certain antibodies, including our product candidate, CTX-471. There were no milestone payments made during the nine months ended September 30, 2026. As of September 30, 2026, future potential milestone payments in connection with this agreement amounted to $2.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Personnel	$4,578	$2,324	$13,850	$9,049
General	1,780	1,540	4,746	3,353
Tovecimig	12,382	2,765	27,672	17,193
CTX-471	1,218	1,493	2,963	3,952
CTX-8371	1,259	481	3,266	2,055
CTX-10726	822	4,223	2,504	6,695
Research and development	22,039	12,826	55,001	42,297
Personnel	4,062	1,652	13,515	8,056
General	2,699	1,339	7,562	4,496
General and administrative	6,761	2,991	21,077	12,552
Interest income	1,629	1,558	5,436	4,076
Net loss	$(27,171)	$(14,259)	$(70,642)	$(50,773)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Compass Therapeutics, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Updates on Tovecimig in the Second Line Setting for Patients with BTC

In September 2026, we announced receipt of written communication from the FDA in which they recommended that we conduct a trial to demonstrate a survival benefit prior to submitting a BLA for tovecimig. We do not believe a new trial is warranted prior to submitting a BLA based on the data from the Phase 2/3 COMPANION-002 study and the urgent unmet medical need for patients with BTC. As a result, we intend to further engage with the FDA, as we continue to prepare a BLA submission for tovecimig.

The study met the primary endpoint of overall response rate (“ORR”) with 18.0% in the tovecimig combination arm compared to 5.3% in the paclitaxel control arm (p=0.0228), including one complete response in the tovecimig arm. The tovecimig combination arm also demonstrated a statistically significant improvement versus paclitaxel alone in the secondary endpoint of median progression-free survival of 4.7 months versus 2.6 months, providing a 56% reduction in the risk of progression (hazard ratio=0.44, p<0.0001). Secondary endpoint analyses of overall survival (OS) were confounded by both high crossover (54%) and notably prolonged survival in crossover patients randomized to the control arm then treated with tovecimig and, therefore, did not meet statistical significance.

Data from the COMPANION-002 study was the subject of a proffered paper oral presentation at the 2026 ESMO Congress in October 2026 and were also published in the Journal of Clinical Oncology, following independent peer review.

Tovecimig Investigator Sponsored Trials

There are currently three ongoing investigator sponsored trials (“ISTs”) of tovecimig: a study of tovecimig in combination with the current first-line, standard-of-care regimen of gemcitabine, cisplatin, and durvalumab in patients with BTC (NCT06548412);a study of tovecimig plus CTX-471 in patients with glioblastoma in the second line setting (NCT07392957); and a study of tovecimig plus FOLFIRI in patients with colorectal cancer in the second line setting (NCT07662031).

CTX-10726 (PD-1 x VEGF-a bispecific antibody)

Data demonstrating a novel mechanism of action for CTX-10726 was presented at the SITC 2026 Annual Meeting, highlighting its differentiated profile in the field. In preclinical studies, CTX-10726 was shown to cleave PD-1 receptors from t-cells in tumors expressing high levels of VEGF-A, linking tumor angiogenic signaling directly to checkpoint control. This VEGF-A-mediated effect was seen in vitro and in vivo with CTX-10726, and not seen with pembrolizumab or bevacizumab.

OPERATING ACTIVITIES

We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2026, we have received $568 million in gross proceeds from the sale of equity securities.

We have incurred significant operating losses since inception and have not generated any revenue from the sale of products and we do not expect to generate any revenue from the sale of products in the near future, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our therapies and any future product candidates. Our net losses were $27.2 million and $14.3 million for the three months ended September 30, 2026 and 2025, respectively. Our net losses were $70.6 million and $50.8 million for the nine months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $502 million on September 30, 2026. We expect to continue to incur significant expenses for at least the next several years as we advance through clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. As of September 30, 2026, we had $163 million in cash, cash equivalents and marketable securities. We expect that such cash resources will enable us to fund our operating expenses and capital expenditure requirements into 2028. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

At-The-Market (“ATM”) Offering

In December 2025, we entered into a Sales Agreement for our ATM offering with Leerink Partners LLC and Cantor Fitzgerald & Co. In the first nine months of 2026, we did not sell any shares of common stock under this agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses may increase substantially in connection with our planned clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of any future product candidates.

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

We anticipate that our general and administrative expenses may increase in the future to support our business operations.

Interest Income

Interest income consists of interest income on marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change

Operating expenses:
Research and development	$22,039	$12,826	$9,213
General and administrative	6,761	2,991	3,770
Total operating expenses	28,800	15,817	12,983
Loss from operations	(28,800)	(15,817)	(12,983)
Interest income	1,629	1,558	71
Net loss	$(27,171)	$(14,259)	$(12,912)

Research and Development Expenses

Research and development expenses increased by $9.2 million, or 72%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily driven by $8.6 million of manufacturing costs related to tovecimig.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,
	2026	2025

Tovecimig	$14,446	$3,316
CTX-471	1,603	2,497
CTX-8371	1,663	773
CTX-10726	1,167	4,638
Unallocated research and development expenses	3,160	1,602
Total research and development expenses	$22,039	$12,826

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 126%, for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to an increase of $1.8 million in stock-based compensation expense and $1.5 million of pre-commercialization expenses.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change

Operating expenses:
Research and development	$55,001	$42,297	$12,704
General and administrative	21,077	12,552	8,525
Total operating expenses	76,078	54,849	21,229
Loss from operations	(76,078)	(54,849)	(21,229)
Interest income	5,436	4,076	1,360
Net loss	$(70,642)	$(50,773)	$(19,869)

Research and Development Expenses

Research and development expenses increased by $12.7 million, or 30%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This was primarily driven by an increase of $11.1 million of manufacturing expense related to tovecimig.

We track outsourced development, personnel costs and other research and development costs of specific programs. Research and development expenses are summarized by program in the table below (in thousands):

	Nine Months Ended September 30,
	2026	2025

Tovecimig	$33,386	$18,363
CTX-471	4,622	7,256
CTX-8371	4,676	3,224
CTX-10726	3,873	8,049
Unallocated research and development expenses	8,444	5,405
Total research and development expenses	$55,001	$42,297

General and Administrative Expenses

General and administrative expenses increased by $8.5 million, or 68%, for the nine months ended September 30, 2026, as compared to the same period in 2025. This was primarily driven by an increase of $3.8 million of stock-based compensation expense and $4.6 million of pre-commercialization expenses.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, research and development activities, building our intellectual property portfolio and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the sale of our equity securities. Through September 30, 2026, we have received $568 million in gross proceeds from the sale of equity securities. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $163 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(48,324)	$(35,889)
Cash provided by (used in) investing activities	55,785	(89,928)
Cash provided by financing activities	3,365	128,546
Net change in cash and cash equivalents	$10,826	$2,729

Operating Activities

During the nine months ended September 30, 2026, we used $48.3 million of cash in operating activities, resulting from our net loss of $70.6 million, partially offset by the change in operating assets and liabilities of $7.6 million and non-cash charges of $14.7 million (primarily from share-based compensation expense of $13.9 million).

During the nine months ended September 30, 2025, we used $35.9 million of cash in operating activities, resulting from our net loss of $50.8 million partially offset by the change in operating assets and liabilities of $7.7 million and non-cash charges of $7.2 million (primarily from share-based compensation expense of $6.5 million).

Investing Activities

During the nine months ended September 30, 2026, $55.8 million of cash was provided by investing activities related to the net sales of marketable securities. During the nine months ended September 30, 2025, $90.0 million of cash was used in investing activities related to the net purchases of marketable securities.

Financing Activities

During the nine months ended September 30, 2026, $3.9 million of cash was provided by financing activities due to the exercise of stock options, partially offset by $0.5 million of taxes paid by us for settlement of RSU shares. During the nine months ended September 30, 2025, $128.5 million of cash was provided by financing activities due to the issuance of common shares.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our second amended and restated bylaws (the “bylaws”) provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time), (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time) or (v) any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act") or the Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Courts for the District of Delaware and District of Massachusetts will be the sole and exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Courts for the District of Delaware or the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, government shutdowns, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in July 2026, the U.S. imposed tariffs ranging from approximately 10% - 12.5% on virtually all imports to the U.S. The U.S. has also imposed significantly higher tariffs applicable to certain imports in select industries, including certain pharmaceuticals. These actions have resulted in other countries imposing additional tariffs on imports from the U.S., and may result in more retaliatory tariffs. Current or future tariffs could result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including civil or political unrest or military conflicts such as between Russia and Ukraine, between the U.S. and Iran in the Middle East and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and commodity prices and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

_________________

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

Compass Therapeutics, Inc.

Date: November 9, 2026	By:	/s/ Thomas Schuetz
Thomas Schuetz
Principal Executive Officer

Date: November 9, 2026	By:	/s/ Barry Shin
Barry Shin Principal Financial Officer

Date: November 9, 2026	By:	/s/ Neil Lerner
Neil Lerner
Principal Accounting Officer